Form 10-Q
period 2023-06-30
CONMED Corp
filed 2023-07-27
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2023	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 24, 2023 is 30,739,751 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$317,652	$277,190	$613,121	$519,516

Cost of sales	146,962	125,413	287,110	231,748

Gross profit	170,690	151,777	326,011	287,768

Selling and administrative expense	129,700	115,826	259,784	218,701

Research and development expense	13,572	11,493	26,110	22,165

Operating expenses	143,272	127,319	285,894	240,866

Income from operations	27,418	24,458	40,117	46,902

Interest expense	9,997	5,928	20,252	10,926

Other expense (See Note 11)	—	112,011	—	112,011

Income (loss) before income taxes	17,421	(93,481)	19,865	(76,035)

Provision for income taxes	3,689	74,810	4,314	77,281

Net income (loss)	$13,732	$(168,291)	$15,551	$(153,316)

Comprehensive income (loss)	$15,767	$(172,636)	$20,462	$(156,221)

Per share data:

Net income (loss)
Basic	$0.45	$(5.65)	$0.51	$(5.18)
Diluted	0.43	(5.65)	0.49	(5.18)

Weighted average common shares
Basic	30,662	29,775	30,587	29,601
Diluted	31,795	29,775	31,499	29,601

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$27,848	$28,942
Accounts receivable, net	229,256	191,345
Inventories	327,309	332,320
Prepaid expenses and other current assets	31,109	28,619
Total current assets	615,522	581,226
Property, plant and equipment, net	116,788	115,611
Goodwill	815,634	815,429
Other intangible assets, net	665,584	681,799
Other assets	109,194	103,527
Total assets	$2,322,722	$2,297,592

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$69,632	$69,746
Accounts payable	78,577	73,393
Accrued compensation and benefits	55,052	54,733
Other current liabilities	149,908	98,680
Total current liabilities	353,169	296,552

Long-term debt	971,475	985,076
Deferred income taxes	66,081	66,725
Other long-term liabilities	151,803	203,694
Total liabilities	1,542,528	1,552,047

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2023 and 2022, respectively	313	313
Paid-in capital	432,780	413,235
Retained earnings	415,924	412,631
Accumulated other comprehensive loss	(52,947)	(57,858)
Less: 565,685 and 811,532 shares of common stock in treasury, at cost, in 2023 and 2022, respectively	(15,876)	(22,776)
Total shareholders’ equity	780,194	745,545
Total liabilities and shareholders’ equity	$2,322,722	$2,297,592

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,299	$313	$413,235	$412,631	$(57,858)	$(22,776)	$745,545
Common stock issued under employee plans			556			2,044	2,600
Stock-based compensation			5,726				5,726
Dividends on common stock ($0.20 per share)				(6,113)			(6,113)
Comprehensive income:
Cash flow hedging gain, net					877
Pension liability, net					403
Foreign currency translation adjustments					1,596
Net income				1,819
Total comprehensive income							4,695
Balance at March 31, 2023	31,299	$313	$419,517	$408,337	$(54,982)	$(20,732)	$752,453
Common stock issued under employee plans			6,841			4,856	11,697
Stock-based compensation			6,422				6,422
Dividends on common stock ($0.20 per share)				(6,145)			(6,145)
Comprehensive income:
Cash flow hedging gain, net					503
Pension liability, net					403
Foreign currency translation adjustments					1,129
Net income				13,732
Total comprehensive income							15,767
Balance at June 30, 2023	31,299	$313	$432,780	$415,924	$(52,947)	$(15,876)	$780,194

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	31,299	$313	$396,771	$496,605	$(54,203)	$(54,051)	$785,435
Common stock issued under employee plans			2,232			4,020	6,252
Stock-based compensation			4,463				4,463
Dividends on common stock ($0.20 per share)				(5,899)			(5,899)
Comprehensive income (loss):
Cash flow hedging gain, net					1,082
Pension liability, net					521
Foreign currency translation adjustments					(163)
Net income				14,975
Total comprehensive income							16,415
Cumulative effect of change in accounting principle(1)			(37,911)	20,791			(17,120)
Balance at March 31, 2022	31,299	$313	$365,555	$526,472	$(52,763)	$(50,031)	$789,546
Common stock issued under employee plans			611			633	1,244
Stock-based compensation			5,755				5,755
Dividends on common stock ($0.20 per share)				(6,092)			(6,092)
Shares issued for the settlement of convertible notes			(25,890)			25,890	—
Convertible note premium on extinguishment			103,125				103,125
Settlement of convertible notes hedge transactions			118,912				118,912
Settlement of warrants			(96,758)				(96,758)
Issuance of convertible notes hedge transactions, net of tax			(142,128)				(142,128)
Issuance of warrants			72,000				72,000
Comprehensive income (loss):
Cash flow hedging gains, net					4,662
Pension liability, net					490
Foreign currency translation adjustments					(9,497)
Net loss				(168,291)
Total comprehensive loss							(172,636)
Balance at June 30, 2022	31,299	$313	$401,182	$352,089	$(57,108)	$(23,508)	$672,968
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

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$15,551	$(153,316)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,222	8,090
Amortization of deferred debt issuance costs	3,012	1,916
Amortization	27,777	26,065
Stock-based compensation	12,148	10,218
Deferred income taxes	(607)	70,402
Non-cash adjustment to fair value of contingent consideration liability	3,799	—
Loss on early extinguishment of debt	—	3,426
Loss on convertible notes conversion premium	—	103,125
Loss on convertible notes hedge transactions settlement	—	5,460
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	(35,184)	(17,779)
Inventories	4,468	(35,549)
Accounts payable	4,453	13,724
Accrued compensation and benefits	(253)	(12,260)
Other assets	(11,907)	(11,388)
Other liabilities	(8,653)	6,936
Net cash provided by operating activities	22,826	19,070

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,783)	(9,398)
Payments related to business acquisition, net of cash acquired	—	(142,555)
Other	(1,000)	—
Net cash used in investing activities	(9,783)	(151,953)

Cash flows from financing activities:
Payments on term loan	—	(92,981)
Payments on revolving line of credit	(347,000)	(312,000)
Proceeds from revolving line of credit	331,000	172,000
Payments to redeem convertible notes	—	(275,000)
Proceeds from issuance of convertible notes	—	800,000
Payments related to debt issuance costs	—	(21,187)
Dividends paid on common stock	(12,208)	(11,773)
Purchases of convertible notes hedge transactions	—	(187,600)
Proceeds from issuance of warrants	—	72,000
Proceeds from settlement of convertible notes hedge transactions	—	86,228
Payment for settlement of warrants	—	(69,534)
Other, net	13,771	6,457
Net cash provided by (used in) financing activities	(14,437)	166,610

Effect of exchange rate changes on cash and cash equivalents	300	(1,422)

Net increase (decrease) in cash and cash equivalents	(1,094)	32,305

Cash and cash equivalents at beginning of period	28,942	20,847

Cash and cash equivalents at end of period	$27,848	$53,152

Non-cash investing and financing activities:
Contingent consideration	$—	$69,402
Dividends payable	$6,145	$6,092
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of July 27, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Note 3 - New Accounting Pronouncements

Recently Issued Accounting Standards, Not Yet Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022 and was extended through December 31, 2024 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company has not adopted these ASUs as of June 30, 2023. Our seventh amended and restated senior credit agreement includes language to address the change from LIBOR to SOFR, an alternative base rate, therefore we do not believe reference rate reform will have a significant impact on our consolidated financial statements.

Note 4 - Business Combinations

On June 13, 2022, we acquired In2Bones Global, Inc. ("In2Bones") and all of its stock (the "In2Bones Acquisition") for an aggregate upfront payment of $145.2 million in cash. In addition, there are potential earn-out payments to In2Bones’ equity holders in an amount up to $110.0 million based on the achievement of certain revenue targets for In2Bones products during the sixteen (16) successive quarters commencing on July 1, 2022. In2Bones is a global developer, manufacturer and distributor of medical devices for the treatment of disorders and injuries of the lower extremities (foot and ankle). The

In2Bones Acquisition was funded through a combination of cash on hand and long-term borrowings as further described in Note 11. Proforma information for In2Bones is immaterial for disclosure for the three and six months ended June 30, 2023 and 2022.

We incurred costs for the amortization of inventory step-up to fair value of $2.2 million and $4.3 million during the three and six months ended June 30, 2023, respectively, and $0.3 million during both the three and six months ended June 30, 2022 related to the In2Bones acquisition, which were recorded in cost of sales. During the three and six months ended June 30, 2023, we recognized $0.2 million and $0.5 million, respectively, in integration costs and professional fees related to the acquisition that were included in selling and administrative expense. During the three and six months ended June 30, 2022, we recognized $2.6 million in consulting and legal related fees associated with the acquisition of In2Bones, which were included in selling and administrative expense.

On August 9, 2022, we acquired Biorez, Inc. ("Biorez") and all of its stock (the "Biorez Acquisition") for an aggregate upfront payment of $85.5 million in cash. We paid $83.9 million as of June 30, 2023, with a $1.6 million holdback, pursuant to the merger agreement for the Biorez Acquisition. In addition, there are potential earn-out payments to Biorez’ equity holders in an amount up to $165.0 million based on the achievement of certain revenue targets for Biorez products during the sixteen (16) successive quarters commencing on October 1, 2022. Biorez is a medical device start-up focused on advancing the healing of soft tissue using its proprietary BioBrace® implant technology. The Biorez Acquisition was funded through a combination of cash on hand and long-term borrowings. Proforma information is immaterial for disclosure for the three and six months ended June 30, 2023 and 2022.

Note 5 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$52,339	$122,328	$174,667	$40,461	$108,721	$149,182
Europe, Middle East & Africa	32,582	25,700	58,282	32,060	22,468	54,528
Asia Pacific	33,249	19,357	52,606	27,674	16,201	43,875
Americas (excluding the United States)	22,620	9,477	32,097	19,987	9,618	29,605
Total sales from contracts with customers	$140,790	$176,862	$317,652	$120,182	$157,008	$277,190

Timing of Revenue Recognition
Goods transferred at a point in time	$130,274	$175,025	$305,299	$110,060	$155,451	$265,511
Services transferred over time	10,516	1,837	12,353	10,122	1,557	11,679
Total sales from contracts with customers	$140,790	$176,862	$317,652	$120,182	$157,008	$277,190

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$101,284	$237,973	$339,257	$78,408	$202,001	$280,409
Europe, Middle East & Africa	65,702	48,596	114,298	62,041	42,794	104,835
Asia Pacific	63,370	35,343	98,713	51,091	29,155	80,246
Americas (excluding the United States)	41,610	19,243	60,853	36,158	17,868	54,026
Total sales from contracts with customers	$271,966	$341,155	$613,121	$227,698	$291,818	$519,516

Timing of Revenue Recognition
Goods transferred at a point in time	$251,397	$337,614	$589,011	$208,264	$288,773	$497,037
Services transferred over time	20,569	3,541	24,110	19,434	3,045	22,479
Total sales from contracts with customers	$271,966	$341,155	$613,121	$227,698	$291,818	$519,516

Contract liability balances related to the sale of extended warranties to customers are as follows:

	June 30, 2023	December 31, 2022

Contract liability	$18,604	$19,114

Revenue recognized during the six months ended June 30, 2023 and June 30, 2022 from amounts included in contract liabilities at the beginning of the period were $7.6 million and $7.0 million, respectively. There were no material contract assets as of June 30, 2023 and December 31, 2022.

Note 6 - Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$13,732	$(168,291)	$15,551	$(153,316)

Other comprehensive income (loss):
Cash flow hedging gain, net of income tax (income tax expense of $161 and $1,491 for the three months ended June 30, 2023 and 2022, respectively, and $442 and $1,838 for the six months ended June 30, 2023 and 2022, respectively)	503	4,662	1,381	5,744
Pension liability, net of income tax (income tax expense of $129 and $158 for the three months ended June 30, 2023 and 2022, respectively, and $258 and $284 for the six months ended June 30, 2023 and 2022, respectively.)	403	490	806	1,012
Foreign currency translation adjustment	1,129	(9,497)	2,724	(9,661)

Comprehensive income (loss)	$15,767	$(172,636)	$20,462	$(156,221)

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$2,497	$(23,749)	$(36,606)	$(57,858)

Other comprehensive income before reclassifications, net of tax	4,010	—	2,724	6,734
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(3,471)	1,064	—	(2,407)
Income tax	842	(258)	—	584

Net current-period other comprehensive income	1,381	806	2,724	4,911

Balance, June 30, 2023	$3,878	$(22,943)	$(33,882)	$(52,947)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$3,656	$(29,671)	$(28,188)	$(54,203)

Other comprehensive income (loss) before reclassifications, net of tax	9,851	—	(9,661)	190
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(5,421)	1,296	—	(4,125)
Income tax	1,314	(284)	—	1,030

Net current-period other comprehensive income (loss)	5,744	1,012	(9,661)	(2,905)

Balance, June 30, 2022	$9,400	$(28,659)	$(37,849)	$(57,108)
(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive loss components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 7 and Note 13, respectively, for further details.

Note 7 - Fair Value of Financial Instruments

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings (loss) but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings (loss) as a component of sales or cost of sales when the forecasted transaction occurs.

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	June 30, 2023	December 31, 2022
Forward exchange contracts	Cash flow hedge	$214,933	$198,473
Forward exchange contracts	Non-designated	80,528	81,929

The remaining time to maturity as of June 30, 2023 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income (loss) presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income (loss) and our consolidated condensed balance sheets:

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain Reclassified from AOCI
	Three Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2023	2022	Location of amount reclassified	2023	2022	2023	2022

Foreign exchange contracts	$2,753	$9,756	Net Sales	$317,652	$277,190	$915	$3,403
			Cost of Sales	146,962	125,413	1,175	199
Pre-tax gain	$2,753	$9,756				$2,090	$3,602
Tax expense	667	2,365				507	873
Net gain	$2,086	$7,391				$1,583	$2,729

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain Reclassified from AOCI
	Six Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2023	2022	Location of amount reclassified	2023	2022	2023	2022

Foreign exchange contracts	$5,291	$13,003	Net Sales	$613,121	$519,516	$1,490	$5,147
			Cost of Sales	287,110	231,748	1,981	274
Pre-tax gain	$5,291	$13,003				$3,471	$5,421
Tax expense	1,281	3,152				842	1,314
Net gain	$4,010	$9,851				$2,629	$4,107

At June 30, 2023, $3.5 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains from derivative instruments not accounted for as hedges and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income (loss) were:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income (Loss)	2023	2022	2023	2022

Net gain on currency forward contracts	Selling and administrative expense	$768	$1,155	$403	$196
Net loss on currency transaction exposures	Selling and administrative expense	$(1,355)	$(2,178)	$(1,279)	$(1,764)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at June 30, 2023 and December 31, 2022:

June 30, 2023	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$6,845	$(2,283)	$4,562
Foreign exchange contracts	Other assets	1,240	(684)	556
		$8,085	$(2,967)	$5,118

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	15	(224)	(209)

Total derivatives		$8,100	$(3,191)	$4,909

December 31, 2022	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$6,757	$(3,121)	$3,636
Foreign exchange contracts	Other long-term liabilities	60	(400)	(340)
		$6,817	$(3,521)	$3,296

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	48	(395)	(347)

Total derivatives		$6,865	$(3,916)	$2,949

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2023 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from the In2Bones and Biorez acquisitions using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of June 30, 2023:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	7.41%	12.02%
Revenue volatility	13.56%	20.62%
Projected year of payment	2023-2026	2023-2026

Adjustments to the fair value of contingent consideration relate to the passage of time and changes in market assumptions. Changes in the fair value of contingent consideration liabilities for the six months ended June 30, 2023 are as follows:

	In2Bones	Biorez	Location in Financial Statements
Balance as of January 1, 2023	$70,198	$116,234

Changes in fair value of contingent consideration	136	3,663	Selling and administrative expense

Balance as of June 30, 2023	$70,334	$119,897

Contingent consideration of $73.1 million and $117.1 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at June 30, 2023. Contingent consideration of $18.6 million and $167.8 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at December 31, 2022.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 8 - Inventories

Inventories consist of the following:

	June 30, 2023	December 31, 2022
Raw materials	$123,951	$110,677
Work-in-process	27,797	26,166
Finished goods	175,561	195,477
Total	$327,309	$332,320

Note 9 - Earnings (Loss) Per Share

Basic earnings (loss) per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share for the three and six months ended June 30, 2023 (“diluted EPS”) gives effect to all dilutive potential shares. As the Company was in a net loss position for the three and six months ended June 30, 2022, there were no dilutive potential shares included in the computation of diluted shares outstanding.

The following tables set forth the computation of basic and diluted earnings (loss) per share, as applicable, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Basic EPS	Adjustments	Diluted EPS	Basic EPS	Adjustments	Diluted EPS
Net income (loss)	$13,732	$—	$13,732	$(168,291)	$—	$(168,291)

Weighted average shares outstanding	30,662	—	30,662	29,775	—	29,775

Stock compensation	—	874	874	—	—	—

Warrants	—	45	45	—	—	—

Convertible notes	—	214	214	—	—	—

	30,662	1,133	31,795	29,775	—	29,775

EPS	$0.45		$0.43	$(5.65)		$(5.65)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Basic EPS	Adjustments	Diluted EPS	Basic EPS	Adjustments	Diluted EPS
Net income (loss)	$15,551	—	$15,551	$(153,316)	—	$(153,316)

Weighted average shares outstanding	30,587	—	30,587	29,601	—	29,601

Stock compensation	—	751	751	—	—	—

Warrants	—	22	22	—	—	—

Convertible notes	—	139	139	—	—	—

	30,587	912	31,499	29,601	—	29,601

EPS	$0.51		$0.49	$(5.18)		$(5.18)

The shares used in the calculation of diluted EPS exclude stock options and stock appreciation rights to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 1.8 million and 1.7 million for the three and six months ended June 30, 2023, respectively. As the Company was in a net loss position for the three and six months ended June 30, 2022, there were no anti-dilutive shares.

Note 10 - Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2023 are as follows:

Balance as of December 31, 2022	$815,429

Foreign currency translation	205

Balance as of June 30, 2023	$815,634
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	June 30, 2023			December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$369,888	$(179,698)	$369,854	$(170,870)

Sales representation, marketing and promotional rights	25	149,376	(69,000)	149,376	(66,000)

Developed technology	18	320,204	(39,616)	320,204	(34,675)

Patents and other intangible assets	16	81,139	(53,253)	79,838	(52,472)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,007,151	$(341,567)	$1,005,816	$(324,017)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.8 million and $8.2 million for the three months ended June 30, 2023 and 2022, respectively, and $17.6 million and $16.2 million for the six months ended June 30, 2023 and 2022, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income (loss).

The estimated intangible asset amortization expense remaining for the year ending December 31, 2023 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2023	$14,671	$3,000	$17,671
2024	28,810	6,000	34,810
2025	29,632	6,000	35,632
2026	29,396	6,000	35,396
2027	30,436	6,000	36,436
2028	33,568	6,000	39,568

Note 11 - Long-Term Debt

Long-term debt consists of the following:

	June 30, 2023	December 31, 2022
Revolving line of credit	$54,000	$70,000
Term loan, net of deferred debt issuance costs of $627 and $729 in 2023 and 2022, respectively	133,961	133,858
2.625% convertible notes, net of deferred debt issuance costs of $232 and $432 in 2023 and 2022, respectively	69,768	69,568
2.250% convertible notes, net of deferred debt issuance costs of $16,708 and $18,834 in 2023 and 2022, respectively	783,292	781,166
Financing leases	86	230
Total debt	1,041,107	1,054,822
Less: Current portion	69,632	69,746
Total long-term debt	$971,475	$985,076

Seventh Amended and Restated Senior Credit Agreement

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan was payable in quarterly installments increasing over the term of the facility. During 2022, we made a $90.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments with the remaining balance due upon the expiration of the term loan facility. The $90.0 million prepayment was accounted for as an extinguishment and resulted in a write-off to other expense of unamortized debt issuance costs of $0.5 million for the three and six months ended June 30, 2022. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at the term Secured Overnight Financing Rate plus 0.114% ("Adjusted Term SOFR") (5.239% at June 30, 2023) plus an interest rate margin of 1.125% (6.364% at June 30, 2023). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

There were $134.6 million in borrowings outstanding on the term loan facility as of June 30, 2023. There were $54.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2023. Our available borrowings on the revolving credit facility at June 30, 2023 were $529.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2023. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

On June 6, 2022, the Company repurchased and extinguished $275.0 million principal amount of the 2.625% Notes for aggregate consideration consisting of $275.0 million in cash and approximately 0.9 million shares of the Company's common stock. During the three and six months ended June 30, 2022, the Company recorded a loss on extinguishment of $103.1 million to other expense based on the fair value of the shares of the Company’s common stock issued in connection with the extinguishment. This loss was not deductible for tax purposes. We also recorded a write-off to other expense of unamortized debt issuance costs related to the 2.625% Notes of $2.9 million. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, in which the Company irrevocably elected to settle the principal value of those 2.625% Notes in cash. The $70.0 million in 2.625% Notes are reflected in the current portion of long-term debt at June 30, 2023.

For the three months ended June 30, 2023 and 2022, we have recorded interest expense on the 2.625% Notes of $0.5 million and $1.7 million, respectively, and for the six months ended June 30, 2023 and 2022, we have recorded interest expense on the 2.625% Notes of $0.9 million and $3.9 million, respectively, at the contractual coupon rate of 2.625%.

The estimated fair value of the 2.625% Notes was approximately $105.9 million as of June 30, 2023 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.625% Notes in an over-the-counter market transaction on the last business day of the period.

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

For the three months ended June 30, 2023 and 2022, we have recorded interest expense on the 2.250% Notes of $4.5 million and $1.3 million, respectively, and for the six months ended June 30, 2023 and 2022, we have recorded interest expense on the 2.250% Notes of $9.0 million and $1.3 million, respectively, at the contractual coupon rate of 2.250%.

The estimated fair value of the 2.250% Notes was approximately $900.9 million as of June 30, 2023 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

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

In connection with the repurchase and extinguishment of $275.0 million principal amount of the 2.625% Notes, the Company entered into agreements with the option counterparties to terminate a corresponding portion of the hedges on the 2.625% Notes. The Company recorded a $5.5 million charge to other expense as a result of a subsequent decline in fair value between execution date and settlement date during the three and six months ended June 30, 2022.

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

The scheduled maturities of long-term debt outstanding at June 30, 2023 are as follows:

Remaining, 2023	$70,000
2024	—
2025	—
2026	188,588
2027	800,000
2028	—
The above amounts exclude deferred debt issuance costs and financing leases.

Note 12 - Guarantees

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

Changes in the liability for standard warranties for the six months ended June 30, are as follows:

	2023	2022
Balance as of January 1,	$1,944	$2,344

Provision for warranties	304	113
Claims made	(377)	(369)

Balance as of June 30,	$1,871	$2,088

Costs associated with extended warranty repairs are recorded as incurred and amounted to $2.6 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively.

Note 13 - Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$194	$269	$388	$538

Interest cost on projected benefit obligation	911	537	1,822	1,074

Expected return on plan assets	(1,032)	(1,324)	(2,064)	(2,648)

Net amortization and deferral	532	648	1,064	1,296

Net periodic pension cost	$605	$130	$1,210	$260

We do not expect to make any pension contributions during 2023. Non-service pension cost/(benefit) was immaterial for the three and six months ended June 30, 2023 and 2022.

Note 14 - Business Segment
We are accounting and reporting for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. Our chief operating decision maker (the CEO) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment, cash flow metrics and allocates resources on a consolidated worldwide basis due to shared infrastructure and resources. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine and lower extremities instrumentation and implants, small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures and fees related to the sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Orthopedic surgery	$140,790	$120,182	$271,966	$227,698
General surgery	176,862	157,008	341,155	291,818
Consolidated net sales	$317,652	$277,190	$613,121	$519,516

Note 15 - Legal Proceedings

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

CONMED submitted the foregoing claims for insurance coverage. One insurer is providing coverage for certain of the claims asserted directly against the Company. CONMED litigated two lawsuits in the United States District Court for the Northern District of New York ("the Northern District") with Federal Insurance Company (“Chubb”): one involving CONMED’s claim for coverage for the indemnification claims arising from the Cobb County Action, and the other concerning CONMED’s claim for coverage for the indemnification claims arising from the Douglas County Action. On March 10, 2022, the Court ruled in favor of CONMED with respect to coverage for the indemnification claims arising from the Cobb County Action. Chubb's motion for reconsideration was denied, and Chubb filed a notice of appeal. On August 9, 2022, CONMED won a similar ruling finding in its favor and against Chubb as to the coverage case concerning the Douglas County Action. Chubb appealed that decision as well. Chubb subsequently withdrew its appeal in connection with a settlement between the parties. Chubb disputes the amount it owes in fees incurred by the Company's attorneys defending the Douglas County action going forward. Accordingly, CONMED has commenced a third action against Chubb in the Northern District to enforce the terms of the settlement agreement, although there can be no assurance that CONMED will prevail.

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

Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine and lower extremities instrumentation and implants, small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines as a percentage of consolidated net sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Orthopedic surgery	44%	43%	44%	44%
General surgery	56%	57%	56%	56%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 84% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 45% and 46% of our consolidated net sales during the six months ended June 30, 2023 and 2022, respectively.

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

During the fourth quarter of 2022, we implemented a warehouse management system to increase capacity and efficiency, however this also caused significant delays in shipping and increased costs. During the first half of 2023, we made significant progress and improvement with the performance of our warehouse management system and the shipping delays that existed at year-end 2022 were substantially reduced. However, there remains a risk of loss of sales and customers as a result of the shipping disruptions which occurred.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.3	45.2	46.8	44.6
Gross profit	53.7	54.8	53.2	55.4
Selling and administrative expense	40.8	41.8	42.4	42.1
Research and development expense	4.3	4.1	4.3	4.3
Income from operations	8.6	8.8	6.5	9.0
Interest expense	3.1	2.1	3.3	2.1
Other expense	—	40.4	—	21.6
Income (loss) before income taxes	5.5	(33.7)	3.2	(14.6)
Provision for income taxes	1.2	27.0	0.7	14.9
Net income (loss)	4.3%	(60.7)%	2.5%	(29.5)%

Net Sales

The following table presents net sales by product line for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended
			% Change
	2023	2022	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$140.8	$120.2	17.1%	2.7%	19.8%
General surgery	176.9	157.0	12.6%	1.5%	14.1%
Net sales	$317.7	$277.2	14.6%	2.0%	16.6%

Single-use products	$264.8	$230.3	14.9%	2.0%	16.9%
Capital products	52.9	46.9	12.9%	2.2%	15.1%
Net sales	$317.7	$277.2	14.6%	2.0%	16.6%

	Six Months Ended
			% Change
	2023	2022	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$272.0	$227.7	19.4%	3.3%	22.7%
General surgery	341.1	291.8	16.9%	2.0%	18.9%
Net sales	$613.1	$519.5	18.0%	2.6%	20.6%

Single-use products	$514.0	$431.8	19.0%	2.6%	21.6%
Capital products	99.1	87.7	13.0%	2.6%	15.6%
Net sales	$613.1	$519.5	18.0%	2.6%	20.6%

Net sales increased 14.6% and 18.0% in the three and six months ended June 30, 2023, respectively, compared to the same periods a year ago due to increases across the majority of our product lines, including sales from the recently acquired In2Bones and Biorez products. Further contributing to sales growth during the six months ended June 30, 2023 was the significant progress and improvement we made with the performance of our warehouse management system and significant reduction in the shipping delays that existed at year-end 2022.

•Orthopedic surgery sales increased 17.1% and 19.4% in the three and six months ended June 30, 2023, respectively, as a result of the recently acquired In2Bones and Biorez products and increases in our orthopedic product offerings.

•General surgery sales increased 12.6% and 16.9% in the three and six months ended June 30, 2023, respectively, on growth in our AirSeal, Buffalo Filter and other surgical product offerings.

Cost of Sales

Cost of sales increased to $147.0 million in the three months ended June 30, 2023 as compared to $125.4 million in the three months ended June 30, 2022 and increased to $287.1 million in the six months ended June 30, 2023 as compared to $231.7 million in the six months ended June 30, 2022. Gross profit margins decreased 110 basis points to 53.7% in the three months ended June 30, 2023 as compared to 54.8% in the three months ended June 30, 2022. Gross profit margins decreased 220 basis points to 53.2% in the six months ended June 30, 2023 as compared to 55.4% in the six months ended June 30, 2022.

Decreases in gross profit margins are driven by cost increases and inflation in raw materials, freight and other costs of production. In addition, during the three and six months ended June 30, 2023, we incurred costs for the amortization of inventory step-up to fair value of $2.2 million and $4.3 million, respectively, related to the In2Bones acquisition compared to $0.3 million of such costs during the three and six months ended June 30, 2022. During the six months ended June 30, 2023, we also incurred $1.1 million in consulting fees related to a cost improvement initiative and $1.0 million in severance related to the elimination of certain positions.

Selling and Administrative Expense

Selling and administrative expense increased to $129.7 million in the three months ended June 30, 2023 as compared to $115.8 million in the three months ended June 30, 2022, and increased to $259.8 million in the six months ended June 30, 2023 as compared to $218.7 million in the six months ended June 30, 2022. Selling and administrative expense as a percentage of net sales decreased a 100 basis points to 40.8% in the three months ended June 30, 2023 as compared to 41.8% in the three months ended June 30, 2022 and increased 30 basis points to 42.4% in the six months ended June 30, 2023 as compared to 42.1% in the six months ended June 30, 2022. The increases in selling and administrative expense for the three and six months ended June 30, 2023 were primarily driven by:

•$1.8 million and $6.1 million in costs related to the implementation of a new warehouse management system during the three and six months ended June 30, 2023, respectively. These costs mainly consisted of incremental freight, labor and travel costs as well as professional fees;
•$2.1 million in costs related to the termination of distribution agreements during the three and six months ended June 30, 2023;
•$(0.6) million and $3.8 million in fair value adjustments to contingent consideration during the three and six months ended June 30, 2023, respectively; and
•$1.6 million in costs consisting of severance related to the elimination of certain positions during the six months ended June 30, 2023.

These increases are offset by the $2.6 million in consulting fees and legal costs associated with the acquisition of In2Bones and the $0.8 million in costs related to a legal settlement during the three and six months ended June 30, 2022. In addition, we continue to experience lower ongoing selling and administrative expenses as a percentage of revenue as we leverage our existing selling and administrative structure.

Research and Development Expense

Research and development expense increased to $13.6 million in the three months ended June 30, 2023 as compared to $11.5 million in the three months ended June 30, 2022, and increased to $26.1 million from $22.2 million in the six months ended June 30, 2022. As a percentage of net sales, research and development expense increased 20 basis points to 4.3% in the three months ended June 30, 2023 as compared to 4.1% in the three months ended June 30, 2022 and remained flat at 4.3% during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The changes in spend as a percentage of sales were mainly driven by the timing of research projects.

Interest Expense

Interest expense increased to $10.0 million in the three months ended June 30, 2023 from $5.9 million in the three months ended June 30, 2022, and increased to $20.3 million in the six months ended June 30, 2023 from $10.9 million in the six months ended June 30, 2022. The weighted average interest rates on our borrowings increased to 3.09% in the three months ended June 30, 2023 as compared to 2.37% in the three months ended June 30, 2022. The weighted average interest rates on our borrowings increased to 3.11% in the six months ended June 30, 2023 as compared to 2.30% in the six months ended June 30, 2022. The increases in interest expense in the three and six months ended June 30, 2023 were primarily driven by the issuance of the 2.250% Notes in June 2022 as well as higher interest rates on our senior credit agreement.

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

Income tax expense has been recorded at an effective tax rate of 21.2% for the three months ended June 30, 2023 compared to an income tax expense at an effective tax rate of (80.0)% for the three months ended June 30, 2022. Income tax expense has been recorded at an effective tax rate of 21.7% for the six months ended June 30, 2023 compared to (101.6)% for the six months ended June 30, 2022. The higher effective tax rates for the three and six months ended June 30, 2023 were primarily the result of pretax income in 2023 as compared to pretax losses generated by the premium on extinguishment and change in fair value of convertible notes hedges which were not deductible for tax in the same periods in the prior year. The three months ended June 30, 2023 included discrete income tax benefit from stock option exercises which reduced the effective tax rate by 8.4% and discrete income tax expense from other foreign related taxes which increased the effective tax rate by 2.0% as compared to three months ended June 30, 2022 which included no discrete items. The six months ended June 30, 2023 included discrete income tax benefit from stock option exercises which decreased the effective tax rate by 7.7% and discrete income tax expense from other foreign related taxes which increased the effective tax rate by 1.8% as compared to the tax benefit from stock option exercises which increased the effective tax rate by 2.2% for the six months ended June 30, 2022. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2022 under Note 9 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $262.4 million at June 30, 2023.  Net cash provided by operating activities was $22.8 million in the six months ended June 30, 2023 and $19.1 million in the six months ended June 30, 2022, generated on net income (loss) of $15.6 million and $(153.3) million for the six months ended June 30, 2023 and 2022, respectively. Significant changes in assets and liabilities affecting operating cash flows in the six months ended June 30, 2023 include the following:

•A decrease in cash flows from accounts receivable based on the timing of sales and cash receipts;
•An increase in cash flows from inventory as we moderate our inventory levels;
•A decrease in cash flows from other assets as we increased our field inventory in support of increased sales;
•An increase in cash flows from accounts payable due to the timing of payments; and
•A decrease in cash flows from other liabilities primarily resulting from income tax payments.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2023 decreased $142.2 million from the same period a year ago primarily due to the $142.6 million payment for the In2Bones acquisition in 2022.

Financing cash flows

Net cash used in financing activities in the six months ended June 30, 2023 was $14.4 million compared to net cash provided by financing activities of $166.6 million during 2022. Below is a summary of the significant financing activities impacting the change during the six months ended June 30, 2023 compared to 2022:

•We had net payments on our revolving line of credit of $16.0 million, compared to $140.0 million during the six months ended June 30, 2022.
•We received proceeds of $800.0 million in 2.250% Notes during the six months ended June 30, 2022.
•We paid $275.0 million in aggregate principal on the repurchase and extinguishment of the 2.625% Notes during the six months ended June 30, 2022.
•We paid $187.6 million to purchase hedges related to our 2.250% Notes. Partially offsetting this, were proceeds of $72.0 million from the issuance of warrants during the six months ended June 30, 2022.
•We paid $69.5 million to settle warrants related to the 2.625% Notes and received $86.2 million to settle the hedges related to the 2.625% Notes during the six months ended June 30, 2022.
•We paid $21.2 million in debt issuance costs related to the 2.250% Notes during the six months ended June 30, 2022.
•We had net payments on our term loan of $93.0 million during the six months ended June 30, 2022.
•We had net cash proceeds of $15.3 million related to stock issued under employee plans for the six months ended June 30, 2023 compared to $9.2 million in the same period a year ago.

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

There were $134.6 million in borrowings outstanding on the term loan facility as of June 30, 2023. There were $54.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2023. Our available borrowings on the revolving credit facility at June 30, 2023 were $529.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2023. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

See Note 11 for further information on our financing agreements and outside debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through June 30, 2023, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2023. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

New accounting pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2023.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and to Note 15 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 5.  Other Information

On May 4, 2023, Heather Cohen, the Executive Vice President and Chief Human Resources and Legal Officer, adopted a trading plan with respect to 6,500 stock appreciation rights ("SARs") granted to Ms. Cohen as equity compensation (the "Cohen Plan"). The Cohen Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c), under the Securities Exchange Act of 1934, and terminates on May 17, 2024.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of CONMED Corporation

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Todd W. Garner pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Curt R. Hartman and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page - Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

Date:
July 27, 2023