Form 10-Q
period 2023-09-30
CONMED Corp
filed 2023-10-26
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
September 30, 2023	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 23, 2023 is 30,752,199 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$304,578	$275,088	$917,699	$794,605

Cost of sales	136,519	123,473	423,629	355,222

Gross profit	168,059	151,615	494,070	439,383

Selling and administrative expense	125,295	114,600	385,080	333,302

Research and development expense	12,464	12,767	38,574	34,932

Operating expenses	137,759	127,367	423,654	368,234

Income from operations	30,300	24,248	70,416	71,149

Interest expense	10,019	8,536	30,271	19,462

Other expense (See Note 11)	—	—	—	112,011

Income (loss) before income taxes	20,281	15,712	40,145	(60,324)

Provision (benefit) for income taxes	4,444	(30,438)	8,757	46,842

Net income (loss)	$15,837	$46,150	$31,388	$(107,166)

Comprehensive income (loss)	$14,825	$43,125	$35,287	$(113,096)

Per share data:

Net income (loss)
Basic	$0.52	$1.51	$1.02	$(3.59)
Diluted	0.50	1.48	0.99	(3.59)

Weighted average common shares
Basic	30,741	30,473	30,638	29,892
Diluted	31,689	31,103	31,563	29,892

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$30,502	$28,942
Accounts receivable, net	230,196	191,345
Inventories	325,824	332,320
Prepaid expenses and other current assets	39,127	28,619
Total current assets	625,649	581,226
Property, plant and equipment, net	120,436	115,611
Goodwill	815,143	815,429
Other intangible assets, net	657,353	681,799
Other assets	107,094	103,527
Total assets	$2,325,675	$2,297,592

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$70,625	$69,746
Accounts payable	81,871	73,393
Accrued compensation and benefits	60,334	54,733
Other current liabilities	163,489	98,680
Total current liabilities	376,319	296,552

Long-term debt	942,166	985,076
Deferred income taxes	66,913	66,725
Other long-term liabilities	144,072	203,694
Total liabilities	1,529,470	1,552,047

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2023 and 2022, respectively	313	313
Paid-in capital	439,731	413,235
Retained earnings	425,612	412,631
Accumulated other comprehensive loss	(53,959)	(57,858)
Less: 552,016 and 811,532 shares of common stock in treasury, at cost, in 2023 and 2022, respectively	(15,492)	(22,776)
Total shareholders’ equity	796,205	745,545
Total liabilities and shareholders’ equity	$2,325,675	$2,297,592

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,299	$313	$413,235	$412,631	$(57,858)	$(22,776)	$745,545
Common stock issued under employee plans			556			2,044	2,600
Stock-based compensation			5,726				5,726
Dividends on common stock ($0.20 per share)				(6,113)			(6,113)
Comprehensive income:
Cash flow hedging gain, net					877
Pension liability, net					403
Foreign currency translation adjustments					1,596
Net income				1,819
Total comprehensive income							4,695
Balance at March 31, 2023	31,299	$313	$419,517	$408,337	$(54,982)	$(20,732)	$752,453
Common stock issued under employee plans			6,841			4,856	11,697
Stock-based compensation			6,422				6,422
Dividends on common stock ($0.20 per share)				(6,145)			(6,145)
Comprehensive income:
Cash flow hedging gain, net					503
Pension liability, net					403
Foreign currency translation adjustments					1,129
Net income				13,732
Total comprehensive income							15,767
Balance at June 30, 2023	31,299	$313	$432,780	$415,924	$(52,947)	$(15,876)	$780,194
Common stock issued under employee plans			765			384	1,149
Stock-based compensation			6,186				6,186
Dividends on common stock ($0.20 per share)				(6,149)			(6,149)
Comprehensive income (loss):
Cash flow hedging gain, net					2,730
Pension liability, net					403
Foreign currency translation adjustments					(4,145)
Net income				15,837
Total comprehensive income							14,825
Balance at September 30, 2023	31,299	$313	$439,731	$425,612	$(53,959)	$(15,492)	$796,205

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	31,299	$313	$396,771	$496,605	$(54,203)	$(54,051)	$785,435
Common stock issued under employee plans			2,232			4,020	6,252
Stock-based compensation			4,463				4,463
Dividends on common stock ($0.20 per share)				(5,899)			(5,899)
Comprehensive income (loss):
Cash flow hedging gain, net					1,082
Pension liability, net					521
Foreign currency translation adjustments					(163)
Net income				14,975
Total comprehensive income							16,415
Cumulative effect of change in accounting principle(1)			(37,911)	20,791			(17,120)
Balance at March 31, 2022	31,299	$313	$365,555	$526,472	$(52,763)	$(50,031)	$789,546
Common stock issued under employee plans			611			633	1,244
Stock-based compensation			5,755				5,755
Dividends on common stock ($0.20 per share)				(6,092)			(6,092)
Shares issued for the settlement of convertible notes			(25,890)			25,890	—
Convertible note premium on extinguishment			103,125				103,125
Settlement of convertible notes hedge transactions			118,912				118,912
Settlement of warrants			(96,758)				(96,758)
Issuance of convertible notes hedge transactions, net of tax			(142,128)				(142,128)
Issuance of warrants			72,000				72,000
Comprehensive income (loss):
Cash flow hedging gains, net					4,662
Pension liability, net					490
Foreign currency translation adjustments					(9,497)
Net loss				(168,291)
Total comprehensive loss							(172,636)
Balance at June 30, 2022	31,299	$313	$401,182	$352,089	$(57,108)	$(23,508)	$672,968
Common stock issued under employee plans			159			426	585
Stock-based compensation			5,754				5,754
Dividends on common stock ($0.20 per share)				(6,095)			(6,095)
Comprehensive income (loss):
Cash flow hedging gain, net					4,833
Pension liability, net					490
Foreign currency translation adjustments					(8,348)
Net income				46,150
Total comprehensive income							43,125
Balance at September 30, 2022	31,299	$313	$407,095	$392,144	$(60,133)	$(23,082)	$716,337
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

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$31,388	$(107,166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,148	12,028
Amortization of deferred debt issuance costs	4,558	3,404
Amortization	41,724	39,754
Stock-based compensation	18,334	15,972
Deferred income taxes	(891)	38,442
Non-cash adjustment to fair value of contingent consideration liability	6,949	—
Loss on early extinguishment of debt	—	3,426
Loss on convertible notes conversion premium	—	103,125
Loss on convertible notes hedge transactions settlement	—	5,460
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	(38,015)	(16,092)
Inventories	5,286	(52,126)
Accounts payable	8,133	14,475
Accrued compensation and benefits	5,461	(8,261)
Other assets	(21,978)	(11,710)
Other liabilities	(4,144)	4,232
Net cash provided by operating activities	68,953	44,963

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,177)	(16,109)
Payments related to business acquisitions, net of cash acquired	—	(227,102)
Other	(1,000)	—
Net cash used in investing activities	(15,177)	(243,211)

Cash flows from financing activities:
Payments on term loan	—	(92,981)
Payments on revolving line of credit	(560,000)	(404,000)
Proceeds from revolving line of credit	512,000	317,000
Payments to redeem convertible notes	—	(275,000)
Proceeds from issuance of convertible notes	—	800,000
Payments related to debt issuance costs	—	(21,830)
Dividends paid on common stock	(18,353)	(17,865)
Purchases of convertible notes hedge transactions	—	(187,600)
Proceeds from issuance of warrants	—	72,000
Proceeds from settlement of convertible notes hedge transactions	—	86,228
Payment for settlement of warrants	—	(69,534)
Other, net	14,687	7,067
Net cash provided by (used in) financing activities	(51,666)	213,485

Effect of exchange rate changes on cash and cash equivalents	(550)	(2,730)

Net increase in cash and cash equivalents	1,560	12,507

Cash and cash equivalents at beginning of period	28,942	20,847

Cash and cash equivalents at end of period	$30,502	$33,354

Non-cash investing and financing activities:
Contingent consideration	$—	$183,914
Dividends payable	$6,149	$6,095
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 26, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Note 3 - New Accounting Pronouncements

Recently Issued Accounting Standards, Not Yet Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022 and was extended through December 31, 2024 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company has not adopted these ASUs as of September 30, 2023. Our seventh amended and restated senior credit agreement includes language to address the change from LIBOR to SOFR, an alternative base rate, therefore we do not believe reference rate reform will have a significant impact on our consolidated financial statements.

Note 4 - Business Combinations

On June 13, 2022, we acquired In2Bones Global, Inc. ("In2Bones") and all of its stock (the "In2Bones Acquisition") for an aggregate upfront payment of $145.2 million in cash. In addition, there are potential earn-out payments to In2Bones’ equity holders in an amount up to $110.0 million based on the achievement of certain revenue targets for In2Bones products during the sixteen (16) successive quarters commencing on July 1, 2022. In2Bones is a global developer, manufacturer and distributor of medical devices for the treatment of disorders and injuries of the lower extremities (foot and ankle). The

In2Bones Acquisition was funded through a combination of cash on hand and long-term borrowings as further described in Note 11. Proforma information for In2Bones is immaterial for disclosure for the three and nine months ended September 30, 2023 and 2022. Purchase accounting has been completed for the In2Bones Acquisition.

On August 9, 2022, we acquired Biorez, Inc. ("Biorez") and all of its stock (the "Biorez Acquisition") for an aggregate upfront payment of $85.5 million in cash. We paid $84.1 million as of September 30, 2023, with a $1.4 million holdback, pursuant to the merger agreement for the Biorez Acquisition. In addition, there are potential earn-out payments to Biorez’ equity holders in an amount up to $165.0 million based on the achievement of certain revenue targets for Biorez products during the sixteen (16) successive quarters commencing on October 1, 2022. Biorez is a medical device start-up focused on advancing the healing of soft tissue using its proprietary BioBrace® implant technology. The Biorez Acquisition was funded through a combination of cash on hand and long-term borrowings. Proforma information for Biorez is immaterial for disclosure for the three and nine months ended September 30, 2023 and 2022. Purchase accounting has been completed for the Biorez Acquisition.

We incurred costs for the amortization of inventory step-up to fair value of $2.2 million and $6.5 million during the three and nine months ended September 30, 2023, respectively, and $2.1 million and $2.4 million during the three and nine months ended September 30, 2022, respectively, related to the In2Bones acquisition, which were recorded in cost of sales. During the nine months ended September 30, 2023, we recognized $0.8 million in integration costs and professional fees related to the In2Bones and Biorez acquisitions that were included in selling and administrative expense. During the three and nine months ended September 30, 2022, we recognized $3.7 million and $6.3 million, respectively, in consulting fees, legal fees and other integration costs related to the acquisitions of In2Bones and Biorez, which were included in selling and administrative expense.

Note 5 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$46,273	$124,250	$170,523	$45,688	$110,033	$155,721
Europe, Middle East & Africa	28,001	23,436	51,437	26,914	20,300	47,214
Asia Pacific	29,995	23,289	53,284	28,242	17,223	45,465
Americas (excluding the United States)	20,398	8,936	29,334	17,774	8,914	26,688
Total sales from contracts with customers	$124,667	$179,911	$304,578	$118,618	$156,470	$275,088

Timing of Revenue Recognition
Goods transferred at a point in time	$115,722	$177,915	$293,637	$108,875	$154,856	$263,731
Services transferred over time	8,945	1,996	10,941	9,743	1,614	11,357
Total sales from contracts with customers	$124,667	$179,911	$304,578	$118,618	$156,470	$275,088

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$147,557	$362,223	$509,780	$124,097	$312,034	$436,131
Europe, Middle East & Africa	93,703	72,032	165,735	88,955	63,093	152,048
Asia Pacific	93,365	58,632	151,997	79,333	46,379	125,712
Americas (excluding the United States)	62,008	28,179	90,187	53,932	26,782	80,714
Total sales from contracts with customers	$396,633	$521,066	$917,699	$346,317	$448,288	$794,605

Timing of Revenue Recognition
Goods transferred at a point in time	$367,118	$515,529	$882,647	$317,140	$443,629	$760,769
Services transferred over time	29,515	5,537	35,052	29,177	4,659	33,836
Total sales from contracts with customers	$396,633	$521,066	$917,699	$346,317	$448,288	$794,605

Contract liability balances related to the sale of extended warranties to customers are as follows:

	September 30, 2023	December 31, 2022

Contract liability	$18,645	$19,114

Revenue recognized during the nine months ended September 30, 2023 and September 30, 2022 from amounts included in contract liabilities at the beginning of the period were $10.4 million and $9.5 million, respectively. There were no material contract assets as of September 30, 2023 and December 31, 2022.

Note 6 - Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$15,837	$46,150	$31,388	$(107,166)

Other comprehensive income (loss):
Cash flow hedging gain, net of income tax (income tax expense of $873 and $1,546 for the three months ended September 30, 2023 and 2022, respectively, and $1,315 and $3,384 for the nine months ended September 30, 2023 and 2022, respectively)	2,730	4,833	4,110	10,577
Pension liability, net of income tax (income tax expense of $129 and $157 for the three months ended September 30, 2023 and 2022, respectively, and $387 and $439 for the nine months ended September 30, 2023 and 2022, respectively.)	403	490	1,210	1,502
Foreign currency translation adjustment	(4,145)	(8,348)	(1,421)	(18,009)

Comprehensive income (loss)	$14,825	$43,125	$35,287	$(113,096)

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$2,497	$(23,749)	$(36,606)	$(57,858)

Other comprehensive income (loss) before reclassifications, net of tax	8,692	—	(1,421)	7,271
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(6,048)	1,597	—	(4,451)
Income tax	1,466	(387)	—	1,079

Net current-period other comprehensive income (loss)	4,110	1,210	(1,421)	3,899

Balance, September 30, 2023	$6,607	$(22,539)	$(38,027)	$(53,959)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$3,656	$(29,671)	$(28,188)	$(54,203)

Other comprehensive income (loss) before reclassifications, net of tax	18,711	—	(18,009)	702
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(10,736)	1,941	—	(8,795)
Income tax	2,602	(439)	—	2,163

Net current-period other comprehensive income (loss)	10,577	1,502	(18,009)	(5,930)

Balance, September 30, 2022	$14,233	$(28,169)	$(46,197)	$(60,133)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	September 30, 2023	December 31, 2022
Forward exchange contracts	Cash flow hedge	$218,929	$198,473
Forward exchange contracts	Non-designated	49,918	81,929

The remaining time to maturity as of September 30, 2023 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income (loss) presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income (loss) and our consolidated condensed balance sheets:

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain Reclassified from AOCI
	Three Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2023	2022	Location of amount reclassified	2023	2022	2023	2022

Foreign exchange contracts	$6,180	$11,695	Net Sales	$304,578	$275,088	$1,095	$5,090
			Cost of Sales	136,519	123,473	1,482	225
Pre-tax gain	$6,180	$11,695				$2,577	$5,315
Tax expense	1,498	2,835				625	1,288
Net gain	$4,682	$8,860				$1,952	$4,027

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain Reclassified from AOCI
	Nine Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2023	2022	Location of amount reclassified	2023	2022	2023	2022

Foreign exchange contracts	$11,471	$24,698	Net Sales	$917,699	$794,605	$2,585	$10,237
			Cost of Sales	423,629	355,222	3,463	499
Pre-tax gain	$11,471	$24,698				$6,048	$10,736
Tax expense	2,779	5,987				1,466	2,602
Net gain	$8,692	$18,711				$4,582	$8,134

At September 30, 2023, $5.7 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains from derivative instruments not accounted for as hedges and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income (loss) were:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income (Loss)	2023	2022	2023	2022

Net gain on currency forward contracts	Selling and administrative expense	$227	$892	$630	$1,088
Net loss on currency transaction exposures	Selling and administrative expense	$(552)	$(1,110)	$(1,831)	$(2,874)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at September 30, 2023 and December 31, 2022:

September 30, 2023	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$8,124	$(658)	$7,466
Foreign exchange contracts	Other assets	1,344	(89)	1,255
		$9,468	$(747)	$8,721

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	39	(150)	(111)

Total derivatives		$9,507	$(897)	$8,610

December 31, 2022	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$6,757	$(3,121)	$3,636
Foreign exchange contracts	Other long-term liabilities	60	(400)	(340)
		$6,817	$(3,521)	$3,296

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	48	(395)	(347)

Total derivatives		$6,865	$(3,916)	$2,949

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2023 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from the In2Bones and Biorez acquisitions using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of September 30, 2023:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	8.02%	12.71%
Revenue volatility	14.50%	21.38%
Projected year of payment	2023-2026	2023-2026

Adjustments to the fair value of contingent consideration relate to the passage of time and changes in market assumptions. Changes in the fair value of contingent consideration liabilities for the nine months ended September 30, 2023 are as follows:

	In2Bones	Biorez	Location in Financial Statements
Balance as of January 1, 2023	$70,198	$116,234

Changes in fair value of contingent consideration	860	6,089	Selling and administrative expense

Balance as of September 30, 2023	$71,058	$122,323

Contingent consideration of $82.5 million and $110.9 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at September 30, 2023. Contingent consideration of $18.6 million and $167.8 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at December 31, 2022.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 8 - Inventories

Inventories consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$115,547	$110,677
Work-in-process	30,382	26,166
Finished goods	179,895	195,477
Total	$325,824	$332,320

Note 9 - Earnings (Loss) Per Share

Basic earnings (loss) per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022 (“diluted EPS”) gives effect to all dilutive potential shares. As the Company was in a net loss position for the nine months ended September 30, 2022, there were no dilutive potential shares included in the computation of diluted shares outstanding.

The following tables set forth the computation of basic and diluted earnings (loss) per share, as applicable, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Basic EPS	Adjustments	Diluted EPS	Basic EPS	Adjustments	Diluted EPS
Net income	$15,837	$—	$15,837	$46,150	$—	$46,150

Weighted average shares outstanding	30,741	—	30,741	30,473	—	30,473

Stock compensation	—	770	770	—	585	585

Convertible notes	—	178	178	—	45	45

	30,741	948	31,689	30,473	630	31,103

EPS	$0.52		$0.50	$1.51		$1.48

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Basic EPS	Adjustments	Diluted EPS	Basic EPS	Adjustments	Diluted EPS
Net income (loss)	$31,388	—	$31,388	$(107,166)	—	$(107,166)

Weighted average shares outstanding	30,638	—	30,638	29,892	—	29,892

Stock compensation	—	758	758	—	—	—

Warrants	—	15	15	—	—	—

Convertible notes	—	152	152	—	—	—

	30,638	925	31,563	29,892	—	29,892

EPS	$1.02		$0.99	$(3.59)		$(3.59)

The shares used in the calculation of diluted EPS exclude stock options and stock appreciation rights to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 1.7 million and 1.8 million for the three and nine months ended September 30, 2023, respectively, and 2.0 million for the three months ended September 30, 2022. As the Company was in a net loss position for the nine months ended September 30, 2022, there were no anti-dilutive shares.

Note 10 - Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2023 are as follows:

Balance as of December 31, 2022	$815,429

Foreign currency translation	(286)

Balance as of September 30, 2023	$815,143
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	September 30, 2023			December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$369,812	$(184,040)	$369,854	$(170,870)

Sales representation, marketing and promotional rights	25	149,376	(70,500)	149,376	(66,000)

Developed technology	18	320,204	(42,087)	320,204	(34,675)

Patents and other intangible assets	16	81,677	(53,633)	79,838	(52,472)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,007,613	$(350,260)	$1,005,816	$(324,017)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.7 million for both the three months ended September 30, 2023 and 2022 and $26.3 million and $24.9 million for the nine months ended September 30, 2023 and 2022, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income (loss).

The estimated intangible asset amortization expense remaining for the year ending December 31, 2023 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2023	$7,338	$1,500	$8,838
2024	28,730	6,000	34,730
2025	29,607	6,000	35,607
2026	29,371	6,000	35,371
2027	30,411	6,000	36,411
2028	33,543	6,000	39,543

Note 11 - Long-Term Debt

Long-term debt consists of the following:

	September 30, 2023	December 31, 2022
Revolving line of credit	$22,000	$70,000
Term loan, net of deferred debt issuance costs of $575 and $729 in 2023 and 2022, respectively	134,013	133,858
2.625% convertible notes, net of deferred debt issuance costs of $93 and $432 in 2023 and 2022, respectively	69,907	69,568
2.250% convertible notes, net of deferred debt issuance costs of $15,644 and $18,834 in 2023 and 2022, respectively	784,356	781,166
Financing leases	2,515	230
Total debt	1,012,791	1,054,822
Less: Current portion	70,625	69,746
Total long-term debt	$942,166	$985,076

Seventh Amended and Restated Senior Credit Agreement

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan was payable in quarterly installments increasing over the term of the facility. During 2022, we made a $90.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments with the remaining balance due upon the expiration of the term loan facility. The $90.0 million prepayment was accounted for as an extinguishment and resulted in a write-off to other expense of unamortized debt issuance costs of $0.5 million for the nine months ended September 30, 2022. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at the term Secured Overnight Financing Rate plus 0.114% ("Adjusted Term SOFR") (5.489% at September 30, 2023) plus an interest rate margin of 1.125% (6.614% at September 30, 2023). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

There were $134.6 million in borrowings outstanding on the term loan facility as of September 30, 2023. There were $22.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2023. Our available borrowings on the revolving credit facility at September 30, 2023 were $561.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2023. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

On June 6, 2022, the Company repurchased and extinguished $275.0 million principal amount of the 2.625% Notes for aggregate consideration consisting of $275.0 million in cash and approximately 0.9 million shares of the Company's common stock. During the nine months ended September 30, 2022, the Company recorded a loss on extinguishment of $103.1 million to other expense based on the fair value of the shares of the Company’s common stock issued in connection with the extinguishment. This loss was not deductible for tax purposes. We also recorded a write-off to other expense of unamortized debt issuance costs related to the 2.625% Notes of $2.9 million. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, in which the Company irrevocably elected to settle the principal value of those 2.625% Notes in cash. The $70.0 million in 2.625% Notes are reflected in the current portion of long-term debt at September 30, 2023.

For both the three months ended September 30, 2023 and 2022, we have recorded interest expense on the 2.625% Notes of $0.5 million, and for the nine months ended September 30, 2023 and 2022, we have recorded interest expense on the 2.625% Notes of $1.4 million and $4.4 million, respectively, at the contractual coupon rate of 2.625%.

The estimated fair value of the 2.625% Notes was approximately $81.2 million as of September 30, 2023 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.625% Notes in an over-the-counter market transaction on the last business day of the period.

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

For both the three months ended September 30, 2023 and 2022, we have recorded interest expense on the 2.250% Notes of $4.5 million, and for the nine months ended September 30, 2023 and 2022, we have recorded interest expense on the 2.250% Notes of $13.5 million and $5.8 million, respectively, at the contractual coupon rate of 2.250%.

The estimated fair value of the 2.250% Notes was approximately $754.0 million as of September 30, 2023 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

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

In connection with the repurchase and extinguishment of $275.0 million principal amount of the 2.625% Notes, the Company entered into agreements with the option counterparties to terminate a corresponding portion of the hedges on the 2.625% Notes. The Company recorded a $5.5 million charge to other expense as a result of a subsequent decline in fair value between execution date and settlement date during the nine months ended September 30, 2022.

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

The scheduled maturities of long-term debt outstanding at September 30, 2023 are as follows:

Remaining, 2023	$—
2024	70,000
2025	—
2026	156,588
2027	800,000
2028	—
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

Changes in the liability for standard warranties for the nine months ended September 30, are as follows:

	2023	2022
Balance as of January 1,	$1,944	$2,344

Provision for warranties	388	297
Claims made	(569)	(624)

Balance as of September 30,	$1,763	$2,017

Costs associated with extended warranty repairs are recorded as incurred and amounted to $3.9 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 13 - Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$194	$269	$582	$807

Interest cost on projected benefit obligation	911	537	2,733	1,611

Expected return on plan assets	(1,032)	(1,324)	(3,096)	(3,972)

Net amortization and deferral	532	647	1,597	1,941

Net periodic pension cost	$605	$129	$1,816	$387

We do not expect to make any pension contributions during 2023. Non-service pension cost/(benefit) was immaterial for the three and nine months ended September 30, 2023 and 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Orthopedic surgery	$124,667	$118,618	$396,633	$346,317
General surgery	179,911	156,470	521,066	448,288
Consolidated net sales	$304,578	$275,088	$917,699	$794,605

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Orthopedic surgery	41%	43%	43%	44%
General surgery	59%	57%	57%	56%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 84% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 44% and 45% of our consolidated net sales during the nine months ended September 30, 2023 and 2022, respectively.

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

The Company has not been materially impacted by the wars in Ukraine and Israel. The Company has no direct operations in Russia, Ukraine or Israel with our business limited to selling to third party distributors. Total revenues and accounts receivable associated with sales to third party distributors in these countries are not material to the consolidated financial statements. We will continue to monitor and adjust our business strategy in response to the conflicts in these regions as necessary.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.8	44.9	46.2	44.7
Gross profit	55.2	55.1	53.8	55.3
Selling and administrative expense	41.1	41.7	42.0	41.9
Research and development expense	4.1	4.6	4.2	4.4
Income from operations	9.9	8.8	7.7	9.0
Interest expense	3.3	3.1	3.3	2.4
Other expense	—	—	—	14.1
Income (loss) before income taxes	6.7	5.7	4.4	(7.6)
Provision (benefit) for income taxes	1.5	(11.1)	1.0	5.9
Net income (loss)	5.2%	16.8%	3.4%	(13.5)%

Net Sales

The following table presents net sales by product line for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended
			% Change
	2023	2022	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$124.7	$118.6	5.1%	1.3%	6.4%
General surgery	179.9	156.5	15.0%	1.0%	16.0%
Net sales	$304.6	$275.1	10.7%	1.2%	11.9%

Single-use products	$253.3	$231.3	9.5%	1.1%	10.6%
Capital products	51.3	43.8	17.1%	1.5%	18.6%
Net sales	$304.6	$275.1	10.7%	1.2%	11.9%

	Nine Months Ended
			% Change
	2023	2022	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$396.6	$346.3	14.5%	2.7%	17.2%
General surgery	521.1	448.3	16.2%	1.7%	17.9%
Net sales	$917.7	$794.6	15.5%	2.1%	17.6%

Single-use products	$767.3	$663.1	15.7%	2.1%	17.8%
Capital products	150.4	131.5	14.3%	2.3%	16.6%
Net sales	$917.7	$794.6	15.5%	2.1%	17.6%

Net sales increased 10.7% and 15.5% in the three and nine months ended September 30, 2023, respectively, compared to the same periods a year ago due to increases across the majority of our product lines, including In2Bones and Biorez product lines. Further contributing to sales growth during the nine months ended September 30, 2023 was the significant progress and improvement we made with the performance of our warehouse management system and significant reduction in the shipping delays that existed at year-end 2022.

•Orthopedic surgery sales increased 5.1% and 14.5% in the three and nine months ended September 30, 2023, respectively, as a result of growth in the In2Bones and Biorez product lines and increases in our orthopedic product offerings.

•General surgery sales increased 15.0% and 16.2% in the three and nine months ended September 30, 2023, respectively, on growth in our AirSeal, Buffalo Filter and other surgical product offerings.

Cost of Sales

Cost of sales increased to $136.5 million in the three months ended September 30, 2023 as compared to $123.5 million in the three months ended September 30, 2022 and increased to $423.6 million in the nine months ended September 30, 2023 as compared to $355.2 million in the nine months ended September 30, 2022. Gross profit margins increased 10 basis points to 55.2% in the three months ended September 30, 2023 as compared to 55.1% in the three months ended September 30, 2022. Gross profit margins decreased 150 basis points to 53.8% in the nine months ended September 30, 2023 as compared to 55.3% in the nine months ended September 30, 2022.

The 10 basis point increase in gross profit margins during the three months ended September 30, 2023 was primarily due to product mix. The 150 basis point decrease in gross profit margins during the nine months ended September 30, 2023 was driven by cost increases and inflation in raw materials and other costs of production. In addition, during the three and nine months ended September 30, 2023, we incurred costs for the amortization of inventory step-up to fair value of $2.2 million and $6.5 million, respectively, related to the In2Bones acquisition compared to $2.1 million and $2.4 million of such costs during the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2023, we also incurred $1.1 million in consulting fees related to a cost improvement initiative and $1.0 million in severance related to the elimination of certain positions.

Selling and Administrative Expense

Selling and administrative expense increased to $125.3 million in the three months ended September 30, 2023 as compared to $114.6 million in the three months ended September 30, 2022, and increased to $385.1 million in the nine months ended September 30, 2023 as compared to $333.3 million in the nine months ended September 30, 2022. Selling and administrative expense as a percentage of net sales decreased 60 basis points to 41.1% in the three months ended September 30, 2023 as compared to 41.7% in the three months ended September 30, 2022 and increased 10 basis points to 42.0% in the nine months ended September 30, 2023 as compared to 41.9% in the nine months ended September 30, 2022.

The 60 basis point decrease in selling and administrative expense as a percentage of net sales for the three months ended September 30, 2023 was primarily due to lower ongoing selling and administrative expenses as a percentage of revenue as we leverage our existing selling and administrative structure. In addition, during the three months ended September 30, 2023 we incurred $3.2 million in fair value adjustments to contingent consideration and during the three months ended September 30, 2022 we incurred $3.7 million in consulting fees, legal fees and other integration related costs associated with the acquisitions of In2Bones and Biorez.

The increase in selling and administrative expense as a percentage of net sales for the nine months ended September 30, 2023 was primarily driven by:

•$6.9 million in fair value adjustments to contingent consideration during the nine months ended September 30, 2023;
•$6.1 million in costs related to the implementation of a new warehouse management system during the nine months ended September 30, 2023. These costs mainly consisted of incremental freight, labor and professional fees;
•$2.1 million in costs related to the termination of distribution agreements during the nine months ended September 30, 2023; and
•$1.6 million in costs consisting of severance related to the elimination of certain positions during the nine months ended September 30, 2023.

These increases are partially offset by the $6.3 million in consulting fees, legal fees and other integration related costs associated with the acquisitions of In2Bones and Biorez and the $0.8 million in costs related to a legal settlement during the nine months ended September 30, 2022.

Research and Development Expense

Research and development expense decreased to $12.5 million in the three months ended September 30, 2023 as compared to $12.8 million in the three months ended September 30, 2022, and increased to $38.6 million from $34.9 million in the nine months ended September 30, 2022. As a percentage of net sales, research and development expense decreased 50 basis points to 4.1% in the three months ended September 30, 2023 as compared to 4.6% in the three months ended September 30, 2022 and decreased to 4.2% during the nine months ended September 30, 2023 as compared to 4.4% in the nine months ended September 30, 2022. The changes in spend as a percentage of sales were mainly driven by the timing of research projects.

Interest Expense

Interest expense increased to $10.0 million in the three months ended September 30, 2023 from $8.5 million in the three months ended September 30, 2022, and increased to $30.3 million in the nine months ended September 30, 2023 from $19.5 million in the nine months ended September 30, 2022. The weighted average interest rates on our borrowings increased to 3.17% in the three months ended September 30, 2023 as compared to 2.66% in the three months ended September 30, 2022. The weighted average interest rates on our borrowings increased to 3.13% in the nine months ended September 30, 2023 as compared to 2.44% in the nine months ended September 30, 2022. The increases in interest expense in the three and nine months ended September 30, 2023 were driven by higher interest rates on our senior credit agreement. In addition, the issuance of the 2.250% Notes in June 2022 contributed to higher interest expense during the nine months ended September 30, 2023.

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

Provision (Benefit) for Income Taxes

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

Income tax expense has been recorded at an effective tax rate of 21.9% for the three months ended September 30, 2023 compared to an income tax benefit at an effective tax rate of (193.7)% for the three months ended September 30, 2022. Income tax expense has been recorded at an effective tax rate of 21.8% for the nine months ended September 30, 2023 compared to (77.7)% for the nine months ended September 30, 2022. The higher effective tax rates for the three and nine months ended September 30, 2023 were primarily the result of pretax income in 2023 as compared to pretax losses generated by the second quarter 2022 premium on extinguishment and change in fair value of convertible notes hedges which were not deductible for tax in the same periods in the prior year. The three months ended September 30, 2023 included discrete income tax expense from stock options which increased the effective tax rate by 0.3% and discrete income tax benefit from finalizing the 2022 federal tax return which decreased the effective tax rate by 7.4% as compared to the three months ended September 30, 2022 which included discrete income tax benefit from stock option exercises which reduced the effective tax rate by 1.0%. The nine months ended September 30, 2023 included discrete income tax benefit from stock option exercises which decreased the effective tax rate by 3.7%, discrete income tax benefit from finalizing the 2022 federal tax return which decreased the effective tax rate by 3.7% and discrete income tax expense from other foreign related taxes which increased the effective tax rate by 0.9% as compared to the tax benefit from stock option exercises which increased the effective tax rate by 3.1% for the nine months ended September 30, 2022. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2022 under Note 9 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $249.3 million at September 30, 2023.  Net cash provided by operating activities was $69.0 million in the nine months ended September 30, 2023 and $45.0 million in the nine months ended September 30, 2022, generated on net income (loss) of $31.4 million and $(107.2) million for the nine months ended September 30, 2023 and

2022, respectively. Significant changes in assets and liabilities affecting operating cash flows in the nine months ended September 30, 2023 include the following:

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

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2023 decreased $228.0 million from the same period a year ago primarily due to the $144.7 million payment for the In2Bones acquisition and $82.4 million payment for the Biorez acquisition in 2022.

Financing cash flows

Net cash used in financing activities in the nine months ended September 30, 2023 was $51.7 million compared to net cash provided by financing activities of $213.5 million during 2022. Below is a summary of the significant financing activities impacting the change during the nine months ended September 30, 2023 compared to 2022:

•We had net payments on our revolving line of credit of $48.0 million, compared to $87.0 million during the nine months ended September 30, 2022.
•We received proceeds of $800.0 million in 2.250% Notes during the nine months ended September 30, 2022.
•We paid $275.0 million in aggregate principal on the repurchase and extinguishment of the 2.625% Notes during the nine months ended September 30, 2022.
•We paid $187.6 million to purchase hedges related to our 2.250% Notes. Partially offsetting this, were proceeds of $72.0 million from the issuance of warrants during the nine months ended September 30, 2022.
•We paid $69.5 million to settle warrants related to the 2.625% Notes and received $86.2 million to settle the hedges related to the 2.625% Notes during the nine months ended September 30, 2022.
•We paid $21.8 million in debt issuance costs related to the 2.250% Notes during the nine months ended September 30, 2022.
•We had net payments on our term loan of $93.0 million during the nine months ended September 30, 2022.
•We had net cash proceeds of $16.5 million related to stock issued under employee plans for the nine months ended September 30, 2023 compared to $10.1 million in the same period a year ago.

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

There were $134.6 million in borrowings outstanding on the term loan facility as of September 30, 2023. There were $22.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2023. Our available borrowings on the revolving credit facility at September 30, 2023 were $561.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2023. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

See Note 11 for further information on our financing agreements and outside debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through September 30, 2023, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2023. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

New accounting pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2023.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and to Note 15 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 5.  Other Information

During the quarter ended September 30, 2023, none of the members of our Board of Directors or Executive Officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), under the Securities Exchange Act of 1934.

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
October 26, 2023