Form 10-K
period 2023-12-31
CONMED Corp
filed 2024-02-28
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2023	Commission file number:	001-39218

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		16-0977505
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
11311 Concept Boulevard
Largo,	Florida	33773
(Address of principal executive offices)		(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $3.1 billion based upon the closing price of the Company’s common stock on the NYSE Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 21, 2024 was 30,780,567.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Definitive Proxy Statement and any other informational filings for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2023

CONMED CORPORATION

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

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
•pandemics and health crises, and the responses there to by governments and hospitals, which poses risks to our business, financial condition and results of operations;
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
•laws and government regulations;
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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 and became a Delaware corporation in May 2020.  CONMED is a medical technology company that provides devices and equipment for surgical procedures.  The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.  The Company’s 4,000 employees distribute its products worldwide from three primary manufacturing locations.  Our headquarters are located in Largo, Florida.

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

•Pursue Strategic Acquisitions.  We pursue strategic acquisitions, distribution and similar arrangements in existing and new growth markets to achieve increased operating efficiencies, geographic diversification and market penetration.  Targeted companies have historically included those with proven technologies and established brand names which provide potential sales, marketing and manufacturing synergies. This includes the acquisitions of In2Bones Global, Inc. ("In2Bones") in June 2022 and Biorez, Inc. ("Biorez") in August 2022.

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

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2023	2022	2021
Orthopedic surgery	43%	44%	43%
General surgery	57	56	57
Consolidated net sales	100%	100%	100%
Net sales (in thousands)	$1,244,744	$1,045,472	$1,010,635

Orthopedic Surgery

We design, manufacture and globally distribute products which enable orthopedic surgeons to surgically address sports medicine injuries in the knee, hip, shoulder and lower extremities. In these procedures, we offer products such as BioBrace®, TruShot® with Y-Knot® All-In-One Soft Tissue Fixation System, Y-Knot® All-Suture Anchors, and Argo™ Knotless Suture Anchors which provide unique clinical solutions to orthopedic surgeons for the augmentation and repair of soft tissue injuries. In addition to implants, we offer supporting products that enable surgeons to perform minimally invasive sports medicine surgeries. These products include powered resection instruments as well as fluid management and visualization systems and the related single-use products which are marketed under a number of brands, including CONMED Linvatec®, Concept® and Shutt®. Our product offering for the extremity market includes a portfolio of arthroplasty, biologic, fracture and fixation systems for foot and ankle surgery with products such as the Quantum® Total Ankle System and the CoLink® plating system. We compete with Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Johnson & Johnson: DePuy Mitek, Inc.; Zimmer Biomet, Inc.; Paragon 28 and Treace Medical Concepts.

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

In 2023, approximately 76% of orthopedic surgery revenue came from single-use products that are expected to be recurring.

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

In 2023, approximately 89% of general surgery revenue came from single-use products that are expected to be recurring.

International

Expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 countries. International sales efforts are coordinated through local country dealers (including sub-distributors or sales agents) or through direct in-country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 32% of our consolidated net sales in 2023.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals, surgery centers and other healthcare institutions as well as through medical specialty distributors.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2023, 2022 and 2021.

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

Manufacturing

Raw material costs constitute a substantial portion of our cost of production.  A substantial portion of our raw materials and select components used in the manufacturing process are procured from external suppliers.  We use a risk based approach when assessing sourcing strategies that include multisource, inventory redundancy and other strategies in accordance with our quality standards to manage continuity of supply.  As a result of supply chain best practices, new product development, intellectual property and acquisitions, we often form strategic partnerships with key suppliers. This may result in components and raw materials being sole sourced. We continuously seek to manage our supply chain to mitigate supply disruptions that may pose an overall material adverse effect on our financial and operational performance. We seek to schedule production and maintain adequate levels of safety stock based on a number of factors, including experience, knowledge of customer ordering patterns, demand, manufacturing lead times and optimal quantities required to maintain the highest possible service levels.  Customer orders are generally processed for immediate shipment and backlog of firm orders is therefore not generally material to an understanding of our business.

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and technological and design improvements. We maintain close working relationships with surgeons, inventors and other healthcare professionals who often suggest to us new product and technology ideas, principally in procedure-specific areas.  In certain cases, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $5.3 million, $3.2 million and $2.0 million in 2023, 2022 and 2021, respectively.

Amounts expended for Company research and development were approximately $52.6 million, $47.2 million and $43.6 million during 2023, 2022 and 2021, respectively.

Intellectual Property

Patents and other proprietary rights, in general, are important to our business. We have rights to intellectual property, including United States patents and foreign equivalent patents which cover a wide range of our products with expiration dates from 2024 to 2043.  We own a majority of these patents and have exclusive and non-exclusive licensing rights to the remainder.  We believe that the development of new products and technological and design improvements to existing products will continue to be important to our competitive position.

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

We market our products in numerous countries outside the United States and therefore are subject to regulations affecting, among other things, product standards, sterilization, packaging requirements, labeling requirements, import laws and on-site inspection by independent bodies with the authority to issue or not issue certifications we may require to be able to sell products in certain countries.  Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA.  The member countries of the EU follow the requirements under the EU Medical Device Regulation ("EU MDR") which replaced prior regulations with a single set of regulations in May 2017 for all member countries. EU MDR imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-market surveillance with an effective date of May 2021. During the transition period, medical devices with notified body certificates issued under the EU Medical Device Directive prior to May 2021 may continue to be placed on the market for the earlier of the remaining validity of the certificate or December 2028. These regulations require companies that wish to manufacture and distribute medical devices in the European Union to maintain quality system certifications through European Union recognized Notified Bodies.  These Notified Bodies authorize the use of the CE Mark allowing free movement of our products throughout the member countries.  Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA.  We believe that our products and quality procedures currently meet applicable standards for the countries in which they are marketed.

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

CONMED Workforce Overview

One of CONMED's core values is our belief in the power of engaged talent. As of December 31, 2023, we had approximately 4,000 full-time employees, including approximately 2,500 in operations and the remaining in sales, marketing, research and development and administration.

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

Competitive Pay and Benefits

Our compensation programs are designed to align the compensation of our employees with CONMED’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve positive results. For those employees eligible for incentive earnings, our compensation programs are balanced to ensure earnings are tied to short-term and long-term performance. Our benefits offerings vary from country to country, dependent on local market practices. We regularly evaluate our benefits offerings to ensure their competitiveness as well as equity and fairness.

CONMED is committed to pay equity for all employees. We conduct an annual review of our pay equity globally by role, location, and gender, and also by ethnic diversity in the U.S. If pay equity issues are identified that cannot be explained by historical performance, time in role, tenure, or other job-related factors, we address the inequity in a timely fashion.

Diversity and Inclusion

A demonstrated commitment to diversity and inclusion is vital to CONMED's success as we seek out individuals who bring their unique capabilities to our Company. We believe that diverse teams stimulate innovation, enhance our understanding of the needs of our global customer base and ultimately deliver better results for our stakeholders. We value individual strengths and are committed to hiring and retaining employees of all different backgrounds and experiences. Tracking representation of diversity in our workforce helps us to understand where our opportunities exist. These metrics are reviewed on a regular basis at the senior executive level and annually with the Board. We also recognize that representation of diversity in the workforce is not enough to have the impact desired, so we encourage inclusion and belonging in addition to representation.

Development

CONMED recognizes that development is most effective when customized to an employee’s unique experiences and interests. In this spirit, CONMED employees and managers utilize various tools such as the annual performance review process and individual development plans to facilitate a specific individual’s career growth.

On an annual basis, we offer a performance review workshop for employees. This workshop was developed to encourage employees to adopt a growth mindset while reflecting on their accomplishments and setting goals for the upcoming year.

Because our managers are the crucial link in our employee’s growth and development, CONMED leaders complete a global interactive on-line training program, which includes topics such as diversity of thought, developing employees’ strengths, and employee relations.

Employee Engagement

Measuring our team members’ engagement helps us understand what is working well and where we have opportunities to improve. CONMED utilizes the Gallup Q12 Employee Engagement Survey both to measure engagement across the organization, and to provide a basis for individual team action planning sessions.

In May 2023, 98% of our global workforce participated in the survey, and all team members were invited to participate in subsequent team action planning sessions. During these sessions, survey results are reviewed and discussed. Additionally, the team agrees upon action items they can take to improve their engagement and make CONMED an even better place to work. Following these sessions, managers meet with their teams periodically to discuss progress on agreed upon action items. Due to the commitment of our global team members, in 2023, CONMED’s global engagement average overall score increased year-over-year.

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

In this regard, approximately 17% of our 2023 revenues are derived from the sale of capital products.  The sales of such products may be negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

Public health crises have had, and may continue to have, an adverse effect on certain aspects of our business, results of operations, financial condition, and cash flows. The nature and extent of future impacts are highly uncertain and unpredictable.

We face a wide variety of risks related to public health crises, epidemics, pandemics or similar events, which could have an adverse effect on certain aspects of our business, results of operations, financial condition, and cash flows. For example, during the COVID-19 pandemic, in some geographies or territories, our field-based sales representatives were limited in their ability to travel to service or call on customers. Further, some hospitals delayed certain procedures to reserve space for COVID-19 patients or experienced slowdowns due to staffing shortages. If a new health epidemic or outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19, including adverse impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility and other financial impacts. If any of these were to occur, our future results and performance could be adversely impacted.

Limitations on the availability of Ethylene Oxide (“EtO”) sterilization services may limit our ability to sell certain sterile products.

Approximately 29% of our products when measured in terms of revenues, are sterilized by third-party sterilizers using ethylene oxide, a chemical which, when present or used in high levels or concentrations, has raised some environmental concerns in some areas within the United States, with the result that some EtO sterilization facilities have closed, or are threatened with closure, either temporarily or permanently, in connection with government enforcement actions or enhanced regulations prompted by environmental concerns. In 2022, the U.S. Environmental Protection Agency (the “EPA”) announced its plans to engage and share up-to-date information on the risks posed by EtO from commercial sterilizers, as well as its efforts to address the risks. In April 2023, the EPA also announced proposals to reduce risks in communities and for workers by reducing EtO emissions from chemical plants, commercial sterilizers and reducing risk to workers in the sterilization industry. We have been able to secure EtO sterilization services to date, and do not currently expect sterilization availability to have a material impact on our business.  If, however, there are further restrictions on capacity or further government actions adverse to EtO sterilization, it is possible that we could be impacted materially in the future.

As a medical device manufacturer that interacts with physicians and health care providers domestically and internationally, we face risks under domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act and similar statutes in other countries, and government enforcement actions more generally.

Manufacturers of medical devices have been the subject of various investigations and enforcement actions relating to interactions with health care providers, both domestically and internationally. The interactions with domestic health care providers are subject to various federal and state laws and regulations, including the federal Anti-Kickback Statute, which prohibits entities from knowingly and willfully soliciting, offering, receiving or paying remuneration (including kickbacks, bribes or rebates) in exchange for or to induce the referral of an individual for the purchase, order, lease or recommendation of any good, item or service for which payment may be made under federal healthcare programs; and the federal civil False Claims Act, which prohibits individuals or entities from knowingly presenting or causing to be presented false or fraudulent claims for payment or knowingly using false statements to obtain payment from the federal government. Suits filed under the False Claims Act may be brought by “relators” or “whistleblowers” on behalf of the government, who may share in amounts paid by the entity to the government in fines or settlement. A violation of the False Claims Act may result in fines up to $11,000 for each false claim, plus up to three times the amount of damages sustained by the government, and may also provide the basis for the imposition of administrative penalties and exclusion from participation in federal healthcare programs. Similarly, under the federal Civil Monetary Penalties Statute, the government may seek civil monetary penalties or exclusion for a wide variety of conduct, including presenting, or causing to be presented, claims to a federal healthcare program for an item or service that was not provided as claimed or is false or fraudulent. Penalties range from $10,000 to $50,000 per violation. Also, many states have enacted laws similar to the federal Anti-Kickback Statute and the False Claims Act, and some of these may be broader in scope in that some extend to all payors.

The Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. companies and their representatives from offering or making payments to foreign officials for the purpose of securing a business advantage; and in many countries, the healthcare professionals with whom we regularly interact may meet the definition of a foreign government official for purposes of this law. Similar anti-bribery laws are in effect in many of the countries in which we operate. The FCPA also imposes obligations on manufacturers listed on U.S. stock exchanges to maintain accurate books and records, and maintain internal accounting controls sufficient to provide assurance that transactions are accurately recorded, lawful and in accordance with management’s authorization. The FCPA can pose unique challenges for manufacturers that operate in foreign cultures where conduct prohibited by the FCPA may not be viewed as illegal in local jurisdictions and because, in some cases, a United States manufacturer may face risks under the FCPA based on the conduct of third parties (i.e., distributors) over whom the manufacturer may not have complete control.

In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians, U.S. teaching hospitals or other U.S. covered recipients. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.

Furthermore, we occasionally receive subpoenas or other requests for information from various governmental agencies around the world, and while these investigations typically relate primarily to financial arrangements with healthcare providers, regulatory compliance and product promotional practices, we cannot predict the timing, outcome or impact of any such investigations. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or entry into Corporate Integrity Agreements (CIAs) with governmental agencies. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations.

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

Failure to comply with regulatory requirements may result in recalls, loss of revenues, fines or other materially adverse implications.

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
•the introduction by competitors of new products or new features to existing products such as a replacement for AirSeal®;
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

Our reliance on certain suppliers and commodity markets to secure raw materials used in our products exposes us to volatility in the prices and availability of raw materials. In some instances, we participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating efficiencies and/or costs. The increases in costs or availability of raw materials may be exacerbated as a result of the conflicts in Ukraine and the Middle East and ongoing global supply chain challenges. In addition, increased inflation in wages and materials may also increase our costs. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Where possible we have addressed increasing supply chain costs in pricing, yet continued cost pressures and raw material availability have had and may continue to have an adverse effect on our results of operations.

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

We may not be able to keep pace with technology or to develop viable new products, including our ability to advance the Biorez and In2Bones product lines we acquired during 2022.  In addition, many of our competitors are substantially larger with greater financial resources which may allow them to more rapidly develop or acquire new products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include:

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

Our hospital and surgery center customers purchase our products in quantities sufficient to meet their anticipated demand.  Likewise, our healthcare distributor customers purchase our products for ultimate resale to healthcare providers in quantities sufficient to meet the anticipated requirements of the distributors’ customers.  Hospitals and customers may reduce demand for surgical products if they reserve space for patients or experience staff shortages or disputes due to public health crises, pandemics, epidemics or similar events. Should inventories of our products owned by our hospital, surgery center and distributor customers grow to levels higher than their requirements, our customers may reduce the ordering of products from us.  This could result in reduced sales.

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

As of December 31, 2023, we had $986.6 million of debt outstanding, representing 54% of total capitalization. In particular, on June 6, 2022, we completed an $800 million offering of the 2.250% Notes (as defined below) (including the full exercise by the initial purchasers of their $100 million option to purchase additional 2.250% Notes) through a private offering pursuant to Rule 144A (the “2.250% Notes Offering”). We may not have sufficient cash flow available to enable us to meet our obligations.  If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital.  We cannot be certain that any of these strategies could be implemented on terms acceptable to us, if at all.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8.

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

Borrowings under our senior credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income (loss) and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The interest rates rose in fiscal year 2023 and may rise further going forward. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

We may incur substantial additional indebtedness, including secured indebtedness. As of December 31, 2023, we have $581.4 million of availability under the senior credit agreement. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the debt that is not similarly secured. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our senior credit agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

The conditional conversion features of our 2.250% Convertible Notes due 2027 (the "2.250% Notes" or the “Convertible Notes”), if triggered, may adversely affect our financial condition.

In the event the conditional conversion features of the 2.250% Notes issued on June 6, 2022 are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option.  If one or more holders elect to convert their Convertible Notes, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the conversion rate, which could adversely affect our liquidity.  In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. Refer to Note 8 for further details on the Convertible Notes.

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

Our worldwide operations mean that we are subject to laws and regulations, including data protection and cybersecurity laws and regulations, in many jurisdictions. For example, the European Union ("EU") General Data Protection Regulation ("GDPR") requires us to manage personal data in the EU and may impose fines of up to four percent of our global revenue in the event of certain violations. In addition, legal requirements standards for cross-border personal data transfers from outside the United States are constantly changing, including the revisions made by the European Economic Area (“EEA”) that require the use of revised Standard Contractual Clauses (“SCCs”) for international data transfers from the EEA. The SCCs are required to be used for new agreements involving the cross-border transfer of personal data from the EEA and must be supplemented by an assessment and due diligence of the legal and regulatory landscape of the jurisdiction of the data importer, the channels used to transmit personal data and any sub-processors that may receive personal data. The UK has developed its own set of SCCs that must be used for transfers of personal data from the UK to the U.S. In July 2023, the European Commission determined that the Data Privacy Framework (“DPF”), a replacement for the invalidated EU-US Privacy Shield, ensures an adequate level of protection for EU personal data transferred to the United States. Compliance with these changes and any future changes to data transfer or privacy requirements could potentially require us to make significant technological and operational changes, any of which could result in substantial costs, and failure to comply with applicable data protection and transfer or privacy laws requirements could subject us to fines or regulatory oversight.

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

The costs of protecting IT systems and data may increase, and there can be no assurance that these added security efforts will prevent all breaches of our IT systems or thefts of our data. We may also be exposed to potential disruption in operations, loss of customers, reputational, competitive and business harm, and significant costs from remediation, litigation and regulatory actions if our business continuity plans do not effectively address the following failures on a timely basis:

•our IT systems are damaged or cease to function properly;
•the networks or service providers we rely upon fail to function properly;
•we fail to comply with an applicable law or regulation, such as the GDPR; or
•we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches.

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

We rely on various software programs and information technology systems to run our business, some of which may be old, have suffered outages, or may no longer be supported. System disruptions could cause the Company to incur incremental costs and expenses in connection with resolving ongoing or implementation issues. To the extent that these disruptions recur and/or persist over time, this could negatively impact our competitive position and our relationships with our customers and thus could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. For example, in the fourth quarter of 2022, we launched a new warehouse management system (“WMS”), which caused service level disruptions that impacted our ability to ship certain quantities of finished goods to customers. Although we believe sales are no longer being delayed or lost as a result of WMS issues, there can be no assurances that such issues will not re-occur.

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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding international patents on products expiring at various dates from 2024 through 2043 and have additional patent applications pending.  See Item 1 Business “Research and Development” and “Intellectual Property” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial, and we may not prevail.

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

A significant portion of our revenues, approximately 44% of 2023 consolidated net sales, were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China, Japan and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 32% of our total net sales in 2023.  The remaining 12% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in jurisdictions outside the United States, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  While we have a hedging strategy involving foreign currency forward contracts for 2023, our revenues and earnings are only partially protected from foreign currency translation if the United States dollar strengthens as compared with currencies such as the Euro.  Further, as of the date of this Form 10-K, we have not entered into any foreign currency forward contracts beyond 2025. Our international presence exposes us to certain other inherent risks, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We take an active role in ensuring the confidentiality, integrity, and availability of data, systems, processes, applications, and products. We are diligent when it comes to safeguarding the data of our strategic partners, employees, existing and future customers, and our teams throughout the globe. We take the protection of proprietary information, intellectual property, and sensitive information seriously, making it our commitment to provide comprehensive prevention, detection, and response capabilities, in order to maintain integrity.

We manage cyber risk and assess internal maturity capabilities by leveraging the National Institute of Standards and Technology (NIST) framework, in conjunction with the Center for Internet Security (CIS) top 18 risk framework. Internal and external assessments are conducted for best practice benchmarking. Outputs from these assessments are used to develop strategic priorities, and to develop tactical action plans to continue to mature our cyber posture. CONMED leverages technologies, external consultants and vendors to support our risk management strategies, threat insights, trends, and mitigation approaches. In addition, CONMED has published corporate policies that support our cybersecurity efforts, such as our employee handbook, and has proactively implemented protection measures such as endpoint encryption, endpoint monitoring (EDR), remote access, VPN, and multi-factor authentication. Policies and procedures must go through a controlled review process by senior management to ensure relevant updates are being incorporated in our policies.

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Our executive management team along with our Chief Information Security Officer (CISO) are responsible for managing cybersecurity risk, including assessing cyber maturity and development of short and long-term strategies. Our CISO has extensive leadership and experience within the cybersecurity space. We invest in the growth and development of our security team's expertise through hands-on training, technical industry certifications and security domain specific conferences. Security is approached as a unified company strategy, where everyone in the organization plays a key role in the success of our programs. Through required phishing training and awareness campaigns, policy and procedures training, and periodic multi-level tabletop exercise scenarios, we continue to improve identification, reporting, response, recovery, and prevention of threats. We engage in penetration testing, provided by external entities to ensure our internal processes and controls are validated.

We continue to invest in IT Security to improve technical capabilities, streamline response effectiveness, and harden preventive, detection, and response measures, while growing the core security organization to support business growth efforts.

We build our security program with the intent of a global reach and a global customer base at the top of our minds. Cybersecurity risk factors are evaluated, prioritized, and connected to annual strategic priorities. Strategic priorities are comprised of critical cybersecurity efforts in an ongoing effort to mitigate internal or external risks factors, and drive maturity objectives. We have developed and continue to develop strategic and tactical cyber capabilities to provide a modern approach to protecting the partnerships we have built our business around. This is, and will continue to be, an ongoing effort to provide and implement cyber best practices. Our Audit Committee is briefed semi-annually by our management team to provide awareness around IT environmental risk factors, cyber posture, global threat landscape, and changing regulatory requirements. Decisions are then made based on all assessed risk factors, including cyber maturity growth, strategic personnel, and appropriate cyber capability. All critical response activities are assessed and communicated from executive management to the Audit Committee which then reports to the Board of Directors.

During the fiscal year ended December 31, 2023 and through the date of the filing of this Form 10-K, the Company has not identified any specific risks from cybersecurity threats that have materially affected, or are reasonably likely to affect, the Company’s business strategy, results of operations, or financial condition.

Item 2.  Properties

Facilities

The following table sets forth certain information with respect to our principal operating facilities.  We believe that our facilities are generally well maintained, are suitable to support our business and adequate for present and anticipated needs.

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Chihuahua, Mexico	207,720	Lease	October 2024
Chihuahua, Mexico	40,626	Lease	March 2028
Lithia Springs, GA	188,400	Lease	January 2025
Atlanta, GA	110,096	Lease	March 2026
Brussels, Belgium	58,276	Lease	June 2024
Mississauga, Canada	36,054	Lease	July 2036
Greenwood Village, CO	27,763	Lease	January 2025
Westborough, MA	19,533	Lease	November 2025
Frenchs Forest, Australia	16,959	Lease	July 2025

Our principal manufacturing facilities are located in Utica, NY, Largo, FL and Chihuahua, Mexico. Lithia Springs and Atlanta, GA as well as Brussels, Belgium are our principal distribution centers. We also maintain sales and administrative offices in countries throughout the world.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the New York Stock Exchange ("NYSE") under the symbol “CNMD”. At February 1, 2024, there were 447 registered holders of our common stock and approximately 70,385 accounts held in “street name”.

Our Board of Directors has authorized a share repurchase program; see Note 10 for further details.

The Board of Directors declared a quarterly cash dividend of $0.20 per share in 2022 and 2023. The fourth quarter dividend for 2023 was paid on January 5, 2024 to shareholders of record as of December 18, 2023. The total dividend payable at December 31, 2023 was $6.2 million and is included in other current liabilities in the consolidated balance sheet. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors. See "Item 1A. Risk Factors - Other Risk Factors Related to our Business - Our Board of Directors may, in the future, limit or discontinue payment of a dividend on common stock."

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

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Overview of CONMED Corporation

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides devices and equipment for surgical procedures.  The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.

Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and lower extremities instrumentation and implants, small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgical procedures and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines as a percentage of consolidated net sales are as follows:

	2023	2022	2021
Orthopedic surgery	43%	44%	43%
General surgery	57	56	57
Consolidated net sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 83% of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 44% in 2023, 45% in 2022 and 45% in 2021.

Business Environment

The Company has been and continues to be impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We work with suppliers to mitigate these impacts; however, we expect these challenges to continue in 2024. This will likely impact our results of operations. See "Item 1A. Risk Factors" for more information.

The Company has not been materially impacted by the conflicts in Ukraine and the Middle East. The Company has no direct operations in these regions with our business limited to selling to third party distributors. Total revenues and accounts receivable associated with sales to third party distributors in these regions are not material to the consolidated financial statements. We will continue to monitor and adjust our business strategy in response to the conflicts in these regions.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing of our single reporting unit during the fourth quarter of 2023. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value of our reporting unit continues to exceed carrying value.

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

Contingent Consideration

Certain acquisitions involve potential payments of future consideration that is contingent upon the acquired businesses reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities, and projected revenues. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, revenue volatilities, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within selling and administrative expense in the consolidated statements of comprehensive income (loss). The fair value of contingent consideration at December 31, 2023 was $41.4 million for the In2Bones acquisition and $128.8 million for the Biorez acquisition. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. See Note 16 for further discussion of contingent consideration.

Pension Plan

We sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen. In conjunction with the pension plan, we recorded a pension benefit obligation totaling $70.6 million as of December 31, 2023. In accounting for this pension plan, we are required to make a number of assumptions, including the discount rate and mortality. The discount rate represents the interest rate used in estimating the present value of projected cash flows to settle the Company’s pension obligations. The discount rate assumption is determined by using a full yield curve approach, which involves applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlates to the relevant projected cash flows. The mortality assumptions are based on the Pri-2012 Mortality Tables using the MP-2021 mortality improvement scale.

In performing a sensitivity analysis on the pension benefit obligation, a 0.25% increase in our discount rate would decrease the pension benefit obligation by $1.5 million and a 0.25% decrease in the discount rate would increase the pension benefit obligation by $1.6 million. See Note 13 for further discussion of the pension plan.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.7	45.4	43.8
Gross profit	54.3	54.6	56.2
Selling and administrative expense	40.4	43.4	41.0
Research and development expense	4.2	4.5	4.3
Income from operations	9.7	6.7	10.9
Interest expense	3.2	2.8	3.5
Other expense	—	10.7	0.1
Income (loss) before income taxes	6.5	(6.8)	7.2
Provision for income taxes	1.3	0.9	1.0
Net income (loss)	5.2%	(7.7)%	6.2%

Net Sales

The following table presents net sales by product line for the years ended December 31, 2023, 2022 and 2021:

			% Change from 2022 to 2023
	2023	2022	As Reported	Impact of Foreign Currency	Constant Currency [a]
Orthopedic surgery	$533.1	$461.5	15.5%	2.2%	17.7%
General surgery	711.6	584.0	21.9%	1.5%	23.4%
Net sales	$1,244.7	$1,045.5	19.1%	1.8%	20.9%

Single-use products	$1,038.5	$874.9	18.7%	1.8%	20.5%
Capital products	206.2	170.6	20.9%	1.9%	22.8%
Net sales	$1,244.7	$1,045.5	19.1%	1.8%	20.9%

			% Change from 2021 to 2022
	2022	2021	As Reported	Impact of Foreign Currency	Constant Currency [a]
Orthopedic surgery	$461.5	$438.4	5.3%	1.2%	6.5%
General surgery	584.0	572.2	2.1%	1.0%	3.1%
Net sales	$1,045.5	$1,010.6	3.4%	1.2%	4.6%

Single-use products	$874.9	$820.1	6.7%	1.1%	7.8%
Capital products	170.6	190.5	-10.5%	1.1%	-9.4%
Net sales	$1,045.5	$1,010.6	3.4%	1.2%	4.6%

(a) Refer to Non-GAAP Financial Measures below for further details.

Net sales increased 19.1% in 2023 due to increases across the majority of our product lines, including In2Bones and Biorez product lines. Further contributing to sales growth during 2023 was the significant progress and improvement we made with the performance of our warehouse management system and significant reduction in the shipping delays that existed at year-end 2022.

•Orthopedic surgery sales increased 15.5% in 2023 as a result of growth in the In2Bones and Biorez product lines and increases in our orthopedic product offerings.
•General surgery sales increased 21.9% in 2023 as a result of growth in the AirSeal, Buffalo Filter and other surgical product offerings.

Cost of Sales
Cost of sales was $568.5 million in 2023 compared to $474.2 million in 2022.  Gross profit margins were 54.3% in 2023 and 54.6% in 2022.  The decrease in gross profit margin of 0.3 percentage points in 2023 was driven by cost increases and inflation in raw materials and other costs of production offset by higher sales volumes and more favorable product mix. In addition, during 2023, we incurred costs for the amortization of inventory step-up to fair value of $8.6 million related to the In2Bones acquisition compared to $4.5 million of such costs during 2022. During both 2023 and 2022, we incurred $2.0 million in consulting fees related to a cost improvement initiative.

Selling and Administrative Expense

Selling and administrative expense was $503.0 million in 2023 compared to $454.0 million in 2022. Selling and administrative expense as a percentage of net sales was 40.4% in 2023 and 43.4% in 2022.

The decrease in selling and administrative expense as a percentage of net sales in 2023 was primarily driven by:

•a decrease of $9.3 million in consulting fees, legal fees and other integration related costs associated with the acquisitions of In2Bones and Biorez ($0.8 million in 2023 compared to $10.1 million in 2022);
•a decrease of $4.9 million in costs related to fair value adjustments to contingent consideration ($2.4 million of income in 2023 compared to $2.5 million expense in 2022), see Note 16;
•$0.8 million in costs related to a legal settlement during 2022;
•a decrease of $0.7 million in costs related to the implementation of a new warehouse management system ($6.1 million in 2023 compared to $6.8 million in 2022). These costs mainly consisted of incremental freight, labor and professional fees; and
•overall decrease in selling and administrative expense as a percentage of sales as we leverage our existing selling and administrative structure.

These decreases were partially offset by:

•$2.1 million in costs related to the termination of distribution agreements during 2023; and

•an increase of $0.8 million in costs consisting of severance related to the elimination of certain positions ($1.6 million in 2023 compared to $0.8 million in 2022).

Research and Development Expense

Research and development expense was $52.6 million in 2023 and $47.2 million in 2022.  As a percentage of net sales, research and development expense was 4.2% in 2023 and 4.5% in 2022. The lower spend as a percentage of net sales in 2023 was mainly driven by higher sales.

Interest Expense

Interest expense increased to $39.8 million in 2023 compared to $28.9 million in 2022.  The weighted average interest rates on our borrowings were 3.12% in 2023 increasing from 2.58% in 2022. The increase in interest expense in 2023 was driven by higher interest rates on our senior credit agreement. In addition, the issuance of the 2.250% Notes in June 2022 contributed to higher interest expense during 2023.

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

Provision for Income Taxes

A provision for income taxes was recorded at an effective rate of 20.3% and (13.7)% in 2023 and 2022, respectively. As compared to the federal statutory rate of 21.0%, the 2023 effective tax rate was lower primarily due to federal tax benefits from the research credit and US tax on worldwide earnings at different rates. These benefits were offset by state tax expense and foreign tax expense from jurisdictions with higher statutory tax rates. The 2022 effective tax rate was lower primarily due to the premium on extinguishment of the 2.625% Notes and the change in fair value of convertible notes hedges upon settlement as these items were not deductible for tax purposes. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 9.

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

We had total cash on hand at December 31, 2023 of $24.3 million, of which approximately $19.7 million was held by our foreign subsidiaries outside the United States with unremitted earnings. During 2023, we redeployed $11.7 million of cash from certain non-U.S. subsidiaries primarily for U.S. debt reduction. We may repatriate funds from certain foreign subsidiaries in the future. Refer to Note 9 for further details.

Operating Cash Flows

Our net working capital position was $304.9 million at December 31, 2023.  Net cash provided by operating activities was $125.3 million in 2023 and $33.4 million in 2022 generated on net income (loss) of $64.5 million in 2023 and $(80.6) million in 2022.   The change in cash provided by operating activities in 2023 as compared to 2022 was mainly driven by higher net income as 2022 experienced higher costs due to the integration associated with acquisitions and the warehouse management system implementation. In addition, below is a summary of significant changes in assets and liabilities:

•A decrease in cash flows from accounts receivable as we experienced higher sales in the fourth quarter of 2023 as well as the timing of cash receipts;
•An increase in cash flows from inventory as we moderate our inventory levels;
•A decrease in cash flows from income taxes due to higher payments; and
•An increase in cash flows from accrued compensation and benefits due to higher incentive compensation and commission accruals. During 2022, sales and earnings were generally below incentive targets.

Investing Cash Flows

Net cash used in investing activities decreased to $20.0 million in 2023 compared to $249.5 million in 2022 primarily due to the $144.7 million payment for the In2Bones Acquisition and $83.0 million for the Biorez Acquisition in 2022. In addition, capital expenditures were lower in 2023 compared to 2022.

Financing Cash Flows

Financing activities in 2023 used cash of $110.4 million compared to providing cash of $225.0 million in 2022. Below is a summary of the significant financing activities impacting the change during 2023 compared to 2022:

•During 2022, we received proceeds of $800.0 million in 2.250% Notes as further described in Note 8.
•During 2022, we paid $275.0 million in aggregate principal on the repurchase and extinguishment of the 2.625% Notes as further described in Note 8.
•During 2022, we paid $187.6 million to purchase hedges related to our 2.250% Notes. Partially offsetting this, were proceeds of $72.0 million from the issuance of warrants as further described in Note 8.
•During 2022, we paid $69.5 million to settle warrants related to the 2.625% Notes and received $86.2 million to settle the hedges related to the 2.625% Notes as further described in Note 8.
•During 2022, we paid $21.8 million in debt issuance costs mainly related to the 2.250% Notes.
•During 2023, we had net payments on our term loan of $20.0 million compared to $93.0 million in 2022 as we prepaid $90.0 million with proceeds from the 2.250% Notes.
•During 2023, we had net payments on our revolving line of credit of $68.0 million as compared to $70.0 million in net payments during 2022 as we continued to reduce outstanding borrowings.
•During 2023, we paid $13.9 million in contingent consideration related to the In2Bones Acquisition.

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

There were $114.6 million in borrowings outstanding on the term loan facility as of December 31, 2023. There were $2.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2023. Our available borrowings on the revolving credit facility at December 31, 2023 were $581.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2023. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

In February 2024, the Company repaid the $70.0 million then outstanding of the 2.625% Notes through borrowings on our revolving credit facility. In addition, we expect to finance contingent consideration payments related to our Biorez and In2Bones acquisitions in whole or in part through borrowings on our revolving credit facility.

See Note 8 for further information on our financing agreements and outstanding debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2023, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We have not purchased any shares of common stock under the share repurchase program during 2023.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

The Board of Directors declared a quarterly cash dividend of $0.20 per share in 2022 and 2023. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors. See "Item 1A. Risk Factors - Other Risks Related to our Business - Our Board of Directors may, in the future, limit or discontinue payment of a dividend on common stock."

We expect an increased level of capital spending during the year ending December 31, 2024 compared to 2023. Capital spending will be monitored and controlled as the year progresses. We expect to use operating cash flows to satisfy capital spending requirements.

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2023.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  Contingent consideration represents the fair value of the current and non-current portions that while not certain if and/or when the payments will be made, are our best estimate of such payments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$986,588	$—	$186,588	$800,000	$—
Contingent consideration payments	170,144	77,581	92,563	—	—
Purchase obligations	166,804	158,078	7,786	940	—
Lease obligations	23,652	8,217	8,004	3,210	4,221
Total contractual obligations	$1,347,188	$243,876	$294,941	$804,150	$4,221

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 8).  The above table also does not include unrecognized tax benefits of approximately $1.7 million, the timing and certainty of recognition for which is not known (See Note 9).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under two shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of stock options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-based and equity-related awards.  The exercise price on all outstanding stock options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs are valued at the market value of the underlying stock on the date of grant.  PSUs are valued using a Monte Carlo valuation model at the date of grant. Stock options, SARs, and RSUs are generally non-transferable other than on death and generally become exercisable over a four to five year period from date of grant.  PSUs are generally non-transferable other than on death and cliff vest after three years from date of grant. Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock (See Note 10). Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income (loss) was $24.3 million, $21.7 million and $16.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Foreign Currency Risk

Approximately 44% of our total 2023 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Brazil, Canada, China, Japan and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 32% of our total net sales in 2023.  The remaining 12% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2023, foreign currency exchange rates, including the effects of the hedging program, caused sales to decrease by approximately $16.1 million.

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

Interest Rate Risk

At December 31, 2023, we had approximately $116.6 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2024 than they did in 2023, interest expense would increase, and income before income taxes would decrease by $1.2 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2024 than they did in 2023, our interest expense would decrease, and income before income taxes would increase by $1.2 million.

Item 8.  Financial Statements and Supplementary Data

Our 2023 Financial Statements are included in this Form 10-K beginning on page 43 and incorporated by reference herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

During the quarter ended December 31, 2023, none of the members of our Board of Directors or Executive Officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), under the Securities Exchange Act of 1934.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors”, “Executive & Other Officers” and “Delinquent Section 16(a) Reports" in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, "Pay Versus Performance Table", “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change in Control”, “Director Compensation,” “Pay Ratio” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2024.

Information relating to shareholder approved compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,758,610	$93.82	2,449,501
Equity compensation plans not approved by security holders	—	—	—
Total	3,758,610	93.82	2,449,501

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Directors & Nominees”, “Executive & Other Officers” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	43

	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	44

	Consolidated Balance Sheets at December 31, 2023 and 2022	46

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021	47

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021	48

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	49

	Notes to Consolidated Financial Statements	51

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II) for the Years Ended December 31, 2023, 2022 and 2021	82

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
February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CURT R. HARTMAN	Chair of the Board, President &
Curt R. Hartman	Chief Executive Officer	February 28, 2024

/s/ TODD W. GARNER	Executive Vice President
Todd W. Garner	and Chief Financial Officer	February 28, 2024

/s/ TERENCE M. BERGE	Vice President-
Terence M. Berge	Corporate Controller	February 28, 2024

/s/ MARTHA GOLDBERG ARONSON
Martha Goldberg Aronson	Lead Independent Director	February 28, 2024

/s/ DAVID BRONSON
David Bronson	Director	February 28, 2024

/s/ BRIAN P. CONCANNON
Brian P. Concannon	Director	February 28, 2024

/s/ LAVERNE COUNCIL
Laverne Council	Director	February 28, 2024

/s/ CHARLES M. FARKAS
Charles M. Farkas	Director	February 28, 2024

/s/ JEROME J. LANDE
Jerome J. Lande	Director	February 28, 2024

/s/ BARBARA SCHWARZENTRAUB
Barbara Schwarzentraub	Director	February 28, 2024

/s/ JOHN L. WORKMAN
John L. Workman	Director	February 28, 2024

Exhibit Index

Exhibit No.		Description

2.1	-
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
Amended and Restated Certificate of Incorporation of CONMED Corporation (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2023 ).

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
Third Amendment, dated December 20, 2022, to the Seventh Amended and Restated Credit Agreement, dated as of July 16, 2021, among CONMED Corporation, the foreign subsidiary borrowers from time to time party thereto, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2022).

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
Additional Hedge Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Nomura Global Financial Products Inc., through its agent Nomura Securities International, Inc. (Incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

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

10.69	-	CONMED Corporation Executive Severance Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2015).

10.70		CONMED Corporation Executive Bonus Plan (Incorporated by reference to Exhibit A of the Registrant's Proxy Statement on Schedule 14A filed on April 13, 2017).

10.71+	-
Employment Agreement between the Company and Curt R. Hartman, dated November 9, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014).

10.72+	-
Amendment Number 1 to Employment Agreement between CONMED Corporation and Curt R. Hartman dated December 28, 2020 (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

10.73+	-
Offer Letter from CONMED Corporation to Todd W. Garner dated January 2, 2018. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).

10.74+	-
Amendment Number 1 to Offer Letter from CONMED Corporation to Todd W. Garner dated December 28, 2020 (Incorporated by reference to Exhibit 10.27 on the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

10.75	-	Stock Option Inducement Award (incorporated by reference to Exhibit 4.3 of the Registrants Form S-8 filed on February 27, 2018).

10.76	-	Restricted Stock Unit Inducement Award (incorporated by reference to Exhibit 4.4 of the Registrants Form S-8 filed on February 27, 2018).

10.77+	-
Employment Agreement between the Company and Patrick Beyer, dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at https://www.conmed.com/en-us/corporate-footer/policies

21*	-	Subsidiaries of the Registrant.

23*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Todd W. Garner. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Curt R. Hartman and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	-	Policy for the Recovery of Erroneously Awarded Inventive-Based Compensation

101.INS*	-	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	-	XBRL Taxonomy Extension Schema Document

101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document

104*	-	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

	*	Filed herewith

	+	Management contract or compensatory plan or arrangement

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2023.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”, released in 2013.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2023.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Curt R. Hartman
Curt R. Hartman
Chair of the Board, President and
Chief Executive Officer

/s/  Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CONMED Corporation and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Contingent Consideration from the Biorez and In2Bones Acquisitions

As described in Notes 1 and 16 to the consolidated financial statements as of December 31, 2023, the fair value of the contingent consideration liabilities from the Biorez, Inc. (Biorez) and In2Bones Global Inc. (In2Bones) acquisitions are $128.8 million and $41.4 million, respectively. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within selling and administrative expense in the consolidated statements of comprehensive income (loss). The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues.

The principal considerations for our determination that performing procedures relating to the valuation of contingent consideration from the Biorez and In2Bones acquisitions is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the contingent consideration liabilities; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rates, revenue volatilities, and projected revenues; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the contingent consideration. These procedures also included, among others (i) reading the purchase agreements and (ii) testing management’s process for developing the fair value estimate of the contingent consideration liabilities. Testing management’s process included (i) evaluating the appropriateness of the valuation methods used by management; (ii) testing the completeness and accuracy of the underlying data used in the valuation methods; and (iii) evaluating the reasonableness of the significant assumptions related to discount rates, revenue volatilities, and projected revenues. Evaluating the reasonableness of the projected revenues involved considering (i) the past performance of the acquired businesses; (ii) the consistency with external market and industry data; and (iii) whether the projected revenues were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the valuation methods and (ii) the reasonableness of the assumptions related to discount rates and revenue volatilities.

 /s/ PricewaterhouseCoopers LLP
Fairport, New York
February 28, 2024

We have served as the Company’s auditor since 1982.

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(In thousands except share and per share amounts)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$24,296	$28,942
Accounts receivable, less allowance for doubtful
accounts of $6,034 in 2023 and $5,508 in 2022	242,279	191,345
Inventories	318,324	332,320
Prepaid expenses and other current assets	30,750	28,619
Total current assets	615,649	581,226
Property, plant and equipment, net	120,722	115,611
Deferred income taxes	11,211	9,650
Goodwill	806,844	815,429
Other intangible assets, net	649,484	681,799
Other assets	96,111	93,877
Total assets	$2,300,021	$2,297,592

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$708	$69,746
Accounts payable	88,224	73,393
Accrued compensation and benefits	70,069	54,733
Other current liabilities	151,728	98,680
Total current liabilities	310,729	296,552

Long-term debt	973,140	985,076
Deferred income taxes	60,902	66,725
Other long-term liabilities	121,028	203,694
Total liabilities	1,465,799	1,552,047

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,194 issued in 2023 and 2022, respectively	313	313
Paid-in capital	446,535	413,235
Retained earnings	452,531	412,631
Accumulated other comprehensive loss	(50,170)	(57,858)
Less: Treasury stock, at cost;
534,000 and 811,532 shares in
2023 and 2022, respectively	(14,987)	(22,776)
Total shareholders' equity	834,222	745,545
Total liabilities and shareholders' equity	$2,300,021	$2,297,592

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2023, 2022 and 2021
(In thousands except per share amounts)

	2023	2022	2021

Net sales	$1,244,744	$1,045,472	$1,010,635

Cost of sales	568,499	474,227	442,599

Gross profit	676,245	571,245	568,036

Selling and administrative expense	503,040	454,039	414,754

Research and development expense	52,602	47,152	43,565

Operating expenses	555,642	501,191	458,319

Income from operations	120,603	70,054	109,717

Interest expense	39,775	28,905	35,485

Other expense	—	112,011	1,127

Income (loss) before income taxes	80,828	(70,862)	73,105

Provision for income taxes	16,369	9,720	10,563

Net income (loss)	$64,459	$(80,582)	$62,542

Per share data:

Basic	$2.10	$(2.68)	$2.14
Diluted	$2.04	$(2.68)	$1.94

Other comprehensive income (loss), before income tax:
Cash flow hedging	$(3,141)	$(1,530)	$12,660
Pension liability	6,576	7,817	9,163
Foreign currency translation adjustments	5,085	(8,418)	(7,072)
Other comprehensive income (loss), before income tax	$8,520	$(2,131)	$14,751

Provision for income taxes related to items in other comprehensive income (loss)	832	1,524	5,273
Other comprehensive income (loss), net of income tax	$7,688	$(3,655)	$9,478

Comprehensive income (loss)	$72,147	$(84,237)	$72,020

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	31,299	$313	$382,628	$457,417	$(63,681)	$(67,639)	$709,038
Common stock issued under employee plans			(2,192)			13,588	11,396
Stock-based compensation			16,335				16,335
Dividends on common stock ($.80 per share)				(23,354)			(23,354)
Comprehensive income (loss):
Cash flow hedging gain, net					9,601
Pension liability, net					6,949
Foreign currency translation adjustments					(7,072)
Net income				62,542
Total comprehensive income							72,020
Balance at December 31, 2021	31,299	$313	$396,771	$496,605	$(54,203)	$(54,051)	$785,435
Common stock issued under employee plans			3,385			5,385	8,770
Stock-based compensation			21,729				21,729
Dividends on common stock ($.80 per share)				(24,183)			(24,183)
Shares issued for the settlement of convertible notes			(25,890)			25,890	—
Convertible notes premium on extinguishment			103,125				103,125
Settlement of convertible notes hedge transactions			118,912				118,912
Settlement of warrants			(96,758)				(96,758)
Issuance of convertible notes hedge transactions, net of tax			(142,128)				(142,128)
Issuance of warrants			72,000				72,000
Comprehensive income (loss):
Cash flow hedging loss, net					(1,159)
Pension liability, net					5,922
Foreign currency translation adjustments					(8,418)
Net income (loss)				(80,582)
Total comprehensive income (loss)							(84,237)
Cumulative effect of change in accounting principle(1)			(37,911)	20,791			(17,120)
Balance at December 31, 2022	31,299	$313	$413,235	$412,631	$(57,858)	$(22,776)	$745,545
Common stock issued under employee plans			9,043			7,789	16,832
Stock-based compensation			24,257				24,257
Dividends on common stock ($.80 per share)				(24,559)			(24,559)
Comprehensive income (loss):
Cash flow hedging loss, net					(2,380)
Pension liability, net					4,983
Foreign currency translation adjustments					5,085
Net income				64,459
Total comprehensive income							72,147
Balance at December 31, 2023	31,299	$313	$446,535	$452,531	$(50,170)	$(14,987)	$834,222
(1)We recorded the cumulative impact of adopting ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity in 2022.

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$64,459	$(80,582)	$62,542
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,200	16,055	16,494
Amortization of debt discount	—	—	10,217
Amortization of deferred debt issuance costs	6,058	4,910	3,726
Amortization	55,674	53,464	54,249
Stock-based compensation	24,257	21,729	16,335
Deferred income taxes	700	(6,042)	3,005
Non-cash adjustment to fair value of contingent consideration liability	(2,421)	2,518	—
Loss on early extinguishment of debt	—	3,426	899
Loss on convertible notes conversion premium	—	103,125	—
Loss on convertible notes hedge transactions settlement	—	5,460	—
Increase (decrease) in cash flows from changes in assets and liabilities, net of acquired assets:
Accounts receivable	(47,068)	(5,203)	(9,159)
Inventories	14,071	(78,564)	(37,806)
Accounts payable	14,849	13,302	4,890
Income taxes	(3,921)	6,726	(1,675)
Accrued compensation and benefits	14,425	(8,968)	11,067
Other assets	(21,845)	(17,735)	(24,005)
Other liabilities	(10,090)	(256)	991
Net cash provided by operating activities	125,348	33,365	111,770
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,032)	(21,785)	(14,866)
Payments related to business acquisitions, net of cash acquired	—	(227,744)	—
Other	(1,000)	—	—
Net cash used in investing activities	(20,032)	(249,529)	(14,866)
Cash flows from financing activities:
Payments on term loan	(20,000)	(92,981)	(66,654)
Proceeds from term loan	—	—	52,411
Payments on revolving line of credit	(760,000)	(530,000)	(393,753)
Proceeds from revolving line of credit	692,000	460,000	326,753
Payments to redeem convertible notes	—	(275,000)	—
Proceeds from convertible notes	—	800,000	—
Payments related to contingent consideration	(13,867)	(798)	(6,222)
Payments related to debt issuance costs	—	(21,830)	(2,000)
Dividends paid on common stock	(24,502)	(23,960)	(23,256)
Purchases of convertible notes hedges	—	(187,600)	—
Proceeds from issuance of warrants	—	72,000	—
Proceeds from settlement of convertible notes hedge transactions	—	86,228	—
Payment for settlement of warrants	—	(69,534)	—
Other, net	15,937	8,475	11,173
Net cash provided by (used in) financing activities	(110,432)	225,000	(101,548)
Effect of exchange rate changes on cash and cash equivalents	470	(741)	(1,865)
Net increase (decrease) in cash and cash equivalents	(4,646)	8,095	(6,509)
Cash and cash equivalents at beginning of year	28,942	20,847	27,356
Cash and cash equivalents at end of year	$24,296	$28,942	$20,847

	2023	2022	2021
Non-cash investing and financing activities:
Contingent consideration	$—	$183,914	$—
Dividends payable	6,153	6,098	5,874

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$33,687	$26,081	$21,797
Income taxes	19,879	9,074	8,559

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of February 28, 2024, the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Our leases have remaining lease terms of one year to 13 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. We only account for such extensions or early terminations when it is reasonably certain we will exercise such options. Refer to Note 6 for further detail on leases.

The Company places certain of our capital equipment with customers on a loaned basis and at no charge in exchange for commitments to purchase related single-use products over time periods generally ranging from one to three years. Placed equipment is loaned and subject to return if minimum single-use purchases are not met. The Company accounts for these placements as operating leases but applies a practical expedient and does not separate the non-lease and lease components from the combined component. Accordingly, the Company accounts for the combined component as a single performance obligation with revenue recognized upon shipment of the related single-use products. The cost of the equipment is amortized over its estimated useful life which is generally five years.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing of our single reporting unit during the fourth quarter of 2023. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value of our reporting unit continues to exceed carrying value.

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

The Company maintains field inventory consisting of capital equipment for customer demonstration and evaluation purposes. Field inventory is generally not sold to customers but rather continues to be used over its useful life for demonstration, evaluation and loaner purposes. An annual wear and tear provision has been recorded on field inventory. The net book value of such equipment at December 31, 2023 and 2022 is $43.4 million and $41.3 million, respectively.
Contingent consideration

Certain acquisitions involve potential payments of future consideration that is contingent upon the acquired businesses reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, revenue volatilities, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within selling and administrative expense in the consolidated statements of comprehensive income (loss). Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

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

Foreign exchange and hedging activity

We manage our foreign currency transaction risks through the use of forward contracts to hedge forecasted cash flows associated with foreign currency transaction exposures. We account for these forward contracts as cash flow hedges. To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss. These changes in fair value will be reclassified into earnings as a component of sales or cost of sales when the forecasted transaction occurs. These cash flows are recorded in operating activities in the consolidated statements of cash flows.

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

•Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $26.3 million, $21.7 million and $17.0 million for 2023, 2022 and 2021, respectively.

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

Earnings (loss) per share

Basic earnings (loss) per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares. As the Company was in a net loss position for the year ended December 31, 2022, there were no dilutive potential shares included in the computation of diluted shares outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share at December 31, 2023, 2022 and 2021, respectively:

	2023	2022	2021

Net income (loss)	$64,459	$(80,582)	$62,542

Basic-weighted average shares outstanding	30,668	30,040	29,162

Stock Compensation	727	—	1,275

Warrants	11	—	506

Convertible notes	142	—	1,273

Diluted-weighted average shares outstanding	31,548	30,040	32,216

Net income (loss) (per share)
Basic	$2.10	$(2.68)	$2.14
Diluted	2.04	(2.68)	1.94

The shares used in the calculation of diluted EPS exclude stock options to purchase shares and stock appreciation rights where the exercise price was greater than the average market price of common shares for the year and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 1.7 million and 0.6 million at December 31, 2023 and 2021, respectively.  As the Company was in a net loss position for the year ended December 31, 2022, there were no anti-dilutive shares.

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

Effective with our adoption of Accounting Standard Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06") on January 1, 2022 (see Note 2), the Company began using the if-converted method to compute diluted EPS. Under the if-converted method, in the calculation of diluted EPS, the numerator is adjusted for interest expense applicable to the convertible notes (net of tax) and the denominator is adjusted to include additional common shares assuming the principal portion of the notes and the conversion premium are settled in common shares, when permitted or required. Under the if-converted method, when convertible notes require the principal to be paid in cash, then only the conversion premium affects the calculation of diluted EPS.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2020	$(5,945)	$(36,620)	$(21,116)	$(63,681)

Other comprehensive income (loss) before reclassifications, net of tax	6,560	4,426	(7,072)	3,914
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	4,010	3,327	—	7,337
Income tax	(969)	(804)	—	(1,773)

Net current-period other comprehensive income (loss)	9,601	6,949	(7,072)	9,478

Balance, December 31, 2021	$3,656	$(29,671)	$(28,188)	$(54,203)

Other comprehensive income (loss) before reclassifications, net of tax	10,981	3,961	(8,418)	6,524
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(16,024)	2,589	—	(13,435)
Income tax	3,884	(628)	—	3,256

Net current-period other comprehensive income (loss)	(1,159)	5,922	(8,418)	(3,655)

Balance, December 31, 2022	$2,497	$(23,749)	$(36,606)	$(57,858)

Other comprehensive income (loss) before reclassifications, net of tax	4,158	3,370	5,085	12,613
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(8,630)	2,129	—	(6,501)
Income tax	2,092	(516)	—	1,576

Net current-period other comprehensive income (loss)	(2,380)	4,983	5,085	7,688

Balance, December 31, 2023	$117	$(18,766)	$(31,521)	$(50,170)

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

Recently Issued Accounting Standards, Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation in specified categories as well as information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. This ASU should be applied on a prospective basis with retrospective application permitted. We expect this ASU to only impact our disclosures with no impact to the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance is to be applied retrospectively to all prior periods presented. We expect this ASU to only impact our disclosures with no impact to the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU was effective as of March 12, 2020 through December 31, 2022 and was extended through December 31, 2024 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company has not adopted these ASUs as of December 31, 2023. Our seventh amended and restated senior credit agreement includes language to address the change from LIBOR to SOFR, an alternative base rate, therefore we do not believe reference rate reform will have a significant impact on our consolidated financial statements.

Note 3 – Business Acquisitions

On June 13, 2022, we acquired In2Bones Global, Inc. ("In2Bones") and all of its stock (the "In2Bones Acquisition") for an aggregate upfront payment of $145.2 million in cash. In addition, there are potential earn-out payments to In2Bones’ equity holders in an amount up to $110.0 million based on the achievement of certain revenue targets for In2Bones products during the sixteen (16) successive quarters commencing on July 1, 2022. In2Bones was a global developer, manufacturer and distributor of medical devices for the treatment of disorders and injuries of the lower (foot and ankle) extremities. The In2Bones Acquisition was funded through a combination of cash on hand and long-term borrowings as further described in Note 8. Proforma information for In2Bones is immaterial for disclosure for the years ended December 31, 2023 and 2022. Purchase accounting has been completed for the In2Bones Acquisition.

On August 9, 2022, we acquired Biorez, Inc. ("Biorez") and all of its stock (the "Biorez Acquisition") for an aggregate upfront payment of $85.5 million in cash. We paid $84.2 million as of December 31, 2023, with a $1.3 million holdback, pursuant to the merger agreement for the Biorez Acquisition. In addition, there are potential earn-out payments to Biorez’ equity holders in an amount up to $165.0 million based on the achievement of certain revenue targets for Biorez products during the sixteen (16) successive quarters commencing on October 1, 2022. Biorez was a medical device start-up focused on advancing the healing of soft tissue using its proprietary BioBrace® implant technology. The Biorez Acquisition was funded through a combination of cash on hand and long-term borrowings. Proforma information for Biorez is immaterial for disclosure for the years ended December 31, 2023 and 2022. Purchase accounting has been completed for the Biorez Acquisition.

We incurred costs for the amortization of inventory step-up to fair value of $8.6 million and $4.5 million during the years ended December 31, 2023 and 2022, respectively, related to the In2Bones acquisition, which are included in cost of sales. Inventory step-up to fair value for the In2Bones acquisition is fully amortized as of December 31, 2023. During 2023, we recognized $0.8 million in integration costs and professional fees related to the In2Bones and Biorez acquisitions that were included in selling and administrative expense. During 2022, we recognized $10.1 million in consulting fees, legal fees and other integration related costs associated with the acquisitions of In2Bones and Biorez, which were included in selling and administrative expense.

Note 4 - Inventories

Inventories consist of the following at December 31:

	2023	2022
Raw materials	$107,262	$110,677
Work in process	29,463	26,166
Finished goods	181,599	195,477
	$318,324	$332,320
Note 5 - Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2023	2022
Land	$4,027	$4,027
Building and improvements	100,299	97,214
Machinery and equipment	283,470	269,745
Construction in progress	25,088	22,161
	412,884	393,147
Less: Accumulated depreciation	(292,162)	(277,536)
	$120,722	$115,611

Internal-use software, included in gross machinery and equipment at December 31, 2023 and 2022 was $50.0 million and $49.4 million, respectively, with related accumulated depreciation of $47.1 million and $45.7 million, respectively. Internal use software depreciation expense was $1.7 million, $2.1 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 6 - Leases

Lease costs for the years ended December 31, consist of the following:

	2023	2022	2021
Operating lease cost:
Straight-line lease cost	$8,118	$7,685	$7,720
Total operating lease cost	8,118	7,685	7,720
Finance lease cost:
Depreciation	344	396	389
Interest on lease liabilities	55	17	30
Total finance lease cost	399	413	419
Total lease cost	$8,517	$8,098	$8,139

Supplemental balance sheet information related to leases as of December 31, is as follows:

	2023	2022
Operating leases
Other assets	$16,606	$17,710

Other current liabilities	$7,509	$6,919
Other long-term liabilities	9,897	11,759
Total operating lease liabilities	$17,406	$18,678

Finance leases
Property, plant and equipment, gross	$3,901	$1,924
Accumulated depreciation	(1,304)	(1,510)
Property, plant and equipment, net	$2,597	$414

Current portion of long-term debt	$708	$178
Long-term debt	1,657	52
Total finance lease liabilities	$2,365	$230

Weighted average remaining lease term (in years)
Operating leases	4.93 years	5.17 years
Finance leases	3.76 years	1.92 years

Weighted average discount rate
Operating leases	5.56%	5.39%
Finance leases	4.79%	4.54%

Supplemental cash flow information related to leases for the years ended December 31, was as follows:

	2023	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,178	$7,383	$7,791
Financing cash flows from finance leases	436	313	287

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,864	5,167	4,704
Finance leases	2,523	—	305

Maturities of lease liabilities as of December 31, 2023 are as follows:

	Finance Lease	Operating Lease

2024	$708	$7,509
2025	682	4,329
2026	680	2,313
2027	436	1,722
2028	79	973
Thereafter	—	4,221
Total lease payments	2,585	21,067

Less imputed interest	(220)	(3,661)

Total lease liabilities	$2,365	$17,406

As of December 31, 2023, we have not entered into any operating or finance leases that have not yet commenced.

Note 7 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2023	2022
Balance as of January 1,	$815,429	$617,528

Goodwill resulting from business combinations	—	199,162

Foreign currency translation and other adjustments	(8,585)	(1,261)

Balance as of December 31,	$806,844	$815,429

During 2022, the Company acquired In2Bones Global, Inc. and Biorez, Inc. as further described in Note 3. Goodwill resulting from the In2Bones Acquisition amounted to $138.5 million and acquired intangible assets including distributor relationships and developed technology amounted to $64.9 million. Goodwill resulting from the Biorez Acquisition amounted to $51.6 million and acquired intangible assets including developed technology and trademarks and tradenames amounted to $177.9 million. The 2023 change in goodwill includes an immaterial correction of $9.0 million to record deferred tax assets associated with the deductibility of contingent consideration related to purchase accounting from 2022.

Total accumulated goodwill impairment losses aggregated $107.0 million at December 31, 2023 and 2022, respectively.

Other intangible assets consist of the following:

	December 31, 2023			December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$369,930	$(188,486)	$369,854	$(170,870)

Sales representation, marketing and promotional rights	25	149,376	(72,000)	149,376	(66,000)

Patents and other intangible assets	16	82,594	(54,120)	79,838	(52,472)

Developed technology	18	320,204	(44,558)	320,204	(34,675)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,008,648	$(359,164)	$1,005,816	$(324,017)

Amortization expense related to intangible assets which are subject to amortization totaled $35.2 million, $33.7 million and $33.3 million for the years ending December 31, 2023, 2022 and 2021, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income (loss).

The estimated amortization expense related to intangible assets at December 31, 2023 for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2024	$28,755	$6,000	$34,755
2025	29,626	6,000	35,626
2026	29,360	6,000	35,360
2027	30,396	6,000	36,396
2028	33,528	6,000	39,528

Note 8 - Long Term Debt

Long-term debt consists of the following at December 31:

	2023	2022
Revolving line of credit	$2,000	$70,000
Term loan, net of deferred debt issuance costs of $524 and $729 in 2023 and 2022, respectively	114,064	133,858
2.625% convertible notes, net of deferred debt issuance costs of $432 in 2022	70,000	69,568
2.250% convertible notes, net of deferred debt issuance costs of $14,581 and $18,834 in 2023 and 2022, respectively	785,419	781,166
Finance leases	2,365	230
Total debt	973,848	1,054,822
Less: Current portion	708	69,746
Total long-term debt	$973,140	$985,076

Seventh Amended and Restated Senior Credit Agreement

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan was payable in quarterly installments increasing over the term of the facility. During 2022, we made a $90.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments with the remaining balance due upon the expiration of the term loan facility. The $90.0 million prepayment was accounted for as an extinguishment and resulted in a write-off to other expense of unamortized debt issuance costs of $0.5 million. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. During 2021, we recorded $1.1 million to other expense related to the loss on the early extinguishment and third-party fees associated with the seventh amended and restated credit agreement. Interest rates are at the Term Secured Overnight Financing Rate plus 0.114% ("Adjusted Term SOFR") (5.489% at December 31, 2023) plus an interest rate margin of 1.125% (6.614% at December 31, 2023). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

There were $114.6 million in borrowings outstanding on the term loan facility as of December 31, 2023. There were $2.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2023. Our available borrowings on the revolving credit facility at December 31, 2023 were $581.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of December 31, 2023. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

2.625% Convertible Notes

On January 29, 2019, we issued $345.0 million aggregate principal amount of 2.625% convertible notes due in 2024. Interest was payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2019. The 2.625% Notes were scheduled to mature on February 1, 2024, unless earlier repurchased or converted. In February 2024, the Company repaid the $70.0 million then outstanding of the 2.625% Notes through borrowings on our revolving credit facility. Accordingly, we have classified the 2.625% Notes as long-term obligations as of the December 31, 2023 balance sheet date in accordance with the repayment terms of the revolving credit facility with which we refinanced the obligation.

The 2.625% Notes represented subordinated unsecured obligations and were convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The 2.625% Notes were converted at an initial conversion rate of 11.2608 shares of our common stock per $1,000 principal amount of 2.625% Notes (equivalent to an initial conversion price of approximately $88.80 per share of common stock). Holders of the 2.625% Notes could have converted the 2.625% Notes at their option at any time on or after November 1, 2023 through the second scheduled trading day preceding the maturity date. Holders of the 2.625% Notes also had the right to convert the 2.625% Notes prior to November 1, 2023, but only upon the occurrence of specified events. The conversion rate was subject to anti-dilution adjustments if certain events occurred. A portion of the net proceeds from the offering of the 2.625% Notes was used as part of the financing for the Buffalo Filter acquisition and $21.0 million was used to pay the cost of certain convertible notes hedge transactions as further described below.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the 2.625% Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of 2.625% Notes issued, or $39.1 million after taxes, being attributable to equity.  For the year ended December 31, 2021, we have recorded interest expense related to the amortization of debt discount on the 2.625% Notes of $10.2 million at the effective interest rate of 6.14%. On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach as further described in Note 2. This ASU eliminated the equity component separately recorded for the conversion features associated with the convertible notes and related debt discount.  For the years ended December 31, 2023, 2022 and 2021, we recorded interest expense on the 2.625% Notes of $1.8 million, $4.8 million and $9.1 million, respectively, at the contractual coupon rate of 2.625%.

The estimated fair value of the 2.625% Notes was approximately $86.1 million as of December 31, 2023 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.625% Notes in an over-the-counter market transaction on the last business day of the period.

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

For the year ended December 31, 2023 and 2022, we have recorded interest expense on the 2.250% Notes of $18.0 million and $10.3 million, respectively, at the contractual coupon rate of 2.250%.

The estimated fair value of the 2.250% Notes was approximately $802.4 million as of December 31, 2023 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the year.

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

The scheduled maturities of long-term debt outstanding at December 31, 2023 are as follows:

2024	$—
2025	—
2026	186,588
2027	800,000
2028	—
The above amounts exclude deferred debt issuance costs and finance leases.

Note 9 - Income Taxes

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consists of the following:

	2023	2022	2021
Current tax expense (benefit):
Federal	$2,066	$98	$(97)
State	3,826	1,582	609
Foreign	9,777	14,082	7,046
	15,669	15,762	7,558
Deferred income tax expense (benefit):
Federal	2,826	(4,096)	3,466
State	(893)	(1,636)	1,449
Foreign	(1,233)	(310)	(1,910)
	700	(6,042)	3,005

Provision for income taxes	$16,369	$9,720	$10,563

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2023, 2022 and 2021 follows:

	2023	2022	2021
Tax provision at statutory rate based on income before income taxes	21.0%	21.0%	21.0%

State income taxes, net of federal tax benefit	2.9	(1.4)	3.7

Foreign income taxes	2.8	(1.8)	3.1

Non-deductible/non-taxable items	2.0	(2.9)	0.8

US tax on worldwide earnings at different rates	(3.1)	(1.8)	(0.4)

Federal research credit	(3.0)	2.4	(2.3)

Contingent consideration	(1.8)	—	—

Valuation allowance	(0.5)	2.5	(2.2)

Stock-based compensation	—	1.5	(9.4)

Non-deductible premium on extinguishment and change in fair value of convertible notes	—	(32.2)	—

Other, net	—	(1.0)	0.1

	20.3%	(13.7)%	14.4%

The Company has elected to account for Global Intangible Low Tax Income ("GILTI") using the period cost method. The net impact of GILTI including the allowable GILTI deduction is presented in the rate reconciliation as a component of “US tax on worldwide earnings at different rates”.

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022
Assets:
Inventory	$4,577	$2,939
Net operating losses	2,809	12,721
Capitalized research and development	16,573	11,402
Deferred compensation	3,114	3,012
Accounts receivable	4,002	3,580
Compensation and benefits	18,234	8,723
Accrued pension	1,658	2,530
Research and development credit	13,090	16,785
Interest limitation	18,332	9,116
Convertible notes hedge	28,765	36,204
Lease liabilities	3,033	2,735
Other	6,290	4,134
Less: valuation allowances	—	(543)
	120,477	113,338

Liabilities:
Goodwill and intangible assets	153,692	152,155
Depreciation	2,248	2,373
State taxes	9,732	11,733
Unremitted foreign earnings	1,557	1,573
Lease right-of-use assets	2,939	2,579
	170,168	170,413

Net liability	$(49,691)	$(57,075)

Income (loss) before income taxes consists of the following U.S. and foreign income (loss):

	2023	2022	2021
U.S. income (loss)	$51,568	$(96,114)	$45,260
Foreign income	29,260	25,252	27,845
Total income (loss)	$80,828	$(70,862)	$73,105

As of December 31, 2023, the amount of federal net operating loss carryforward was $1.9 million and begins to expire in 2027. As of December 31, 2023, the amount of federal research credit carryforward available was $13.1 million.  These credits begin to expire in 2028.

We have accrued tax liabilities related to the amount of unremitted earnings at December 31, 2017 and certain subsequent unremitted earnings as these are not considered permanently reinvested.  Deferred taxes have not been accrued on unremitted earnings subsequent to December 31, 2017 that are considered permanently reinvested. The amount of such untaxed foreign earnings for the periods occurring after December 2017 totaled $26.9 million. If we were to repatriate these funds, we would be required to accrue and pay taxes on such amounts. The Company has estimated foreign withholding taxes of $1.0 million would be due if these earnings were repatriated.

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

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2023	2022	2021
Balance as of January 1,	$200	$200	$200

Increases for positions taken in prior periods	1,504	—	—

Decreases in unrecorded tax positions related to settlement with the taxing authorities	—	—	—

Decreases in unrecorded tax positions related to lapse of statute of limitations	—	—	—

Balance as of December 31,	$1,704	$200	$200

If the total unrecognized tax benefits of $1.7 million at December 31, 2023 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2021, 2022 and 2023 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the consolidated statements of comprehensive income (loss).

Note 10 - Shareholders’ Equity

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The total dividend per share was $0.80 for each of 2023, 2022 and 2021. The fourth quarter dividend for 2023 was paid on January 5, 2024 to shareholders of record as of December 18, 2023. The total dividend payable was $6.2 million and $6.1 million at December 31, 2023 and 2022, respectively, and is included in other current liabilities in the consolidated balance sheet.

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2023 and 2022, no preferred stock had been issued.

    Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2023, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2023, 2022, and 2021 we did not repurchase any shares.

We have reserved 6.3 million shares of common stock for issuance to employees and directors under two shareholder approved share-based compensation plans (the "Plans") of which approximately 2.4 million shares remain available for grant at December 31, 2023.  The exercise price on all outstanding stock options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) are valued at the market value of the underlying stock on the date of grant.  Performance stock units (“PSUs”) are valued using a Monte Carlo valuation model at the date of grant. Stock options, SARs and RSUs are generally non-transferable other than on death and generally become exercisable over a 4 to 5 year period from date of grant.  PSUs are generally non-transferable other than on death and cliff vest after 3 years from date of grant. Stock options and SARs expire 10 years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income (loss) was $24.3 million, $21.7 million and $16.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.  These amounts are included in selling and administrative expense. Tax related benefits of $4.0 million, $3.8 million and $3.9 million were also recognized for the years ended December 31, 2023, 2022 and 2021, respectively.  Cash received from the exercise of stock options was $16.2 million, $8.9 million and $19.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and SARs at the date of grant. Use of a valuation model requires management to make certain assumptions with respect to select model inputs. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each stock option and SAR grant. The risk-free interest rate is based on the stock option and SAR grant date for a traded U.S. Treasury bond with a maturity date closest to the expected life. The expected annual dividend yield is based on the Company's anticipated cash dividend payouts. The expected life represents the period of time that the stock options and SARs are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior. Forfeitures are recognized as incurred.

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Grant date fair value of stock options and SARs	$40.18	$49.88	$42.47
Expected stock price volatility	41.84%	38.45%	39.27%
Risk-free interest rate	4.14%	1.68%	0.81%
Expected annual dividend yield	0.82%	0.56%	0.64%
Expected life of options & SARs (years)	5.4	5.4	5.5

The following table illustrates the stock option and SAR activity for the year ended December 31, 2023:

	Number of Shares (in 000’s)	Weighted- Average Exercise Price
Outstanding at December 31, 2022	3,701	$92.98

Granted	564	$97.77
Forfeited	(241)	$118.06
Exercised	(260)	$67.30

Outstanding at December 31, 2023	3,764	$93.82
Exercisable at December 31, 2023	2,097	$77.53
Stock options & SARs expected to vest	1,667	$114.32

The weighted average remaining contractual term for SARs and stock options outstanding and exercisable at December 31, 2023 was 6.1 years and 4.7 years, respectively.  The aggregate intrinsic value of SARs and stock options outstanding and exercisable at December 31, 2023 was $87.2 million and $74.3 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2023, 2022 and 2021 was $12.9 million, $13.6 million and $49.2 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2023:

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2022	46	$117.91

Granted	53	$127.59
Vested	(22)	$108.69
Forfeited	(10)	$113.87

Outstanding at December 31, 2023	67	$129.32

The weighted average fair value of RSU and PSU awards granted in the years ended December 31, 2023, 2022 and 2021 was $127.59, $136.35 and $129.94, respectively.

The total fair value of RSUs vested was $2.4 million, $2.6 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, there was $54.6 million of total unrecognized compensation cost related to nonvested stock options, SARs, PSUs and RSUs granted under the Plans which is expected to be recognized over a weighted average period of 3.2 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2023, we issued approximately 19,005 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 11 - Revenues

The following tables present revenue disaggregated by product line and timing of revenue recognition for the years ended December 31, 2023, 2022 and 2021:

	2023
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$494,002	$704,041	$1,198,043
Services transferred over time	39,156	7,545	46,701
Total sales from contracts with customers	$533,158	$711,586	$1,244,744

	2022
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$422,648	$577,625	$1,000,273
Services transferred over time	38,880	6,319	45,199
Total sales from contracts with customers	$461,528	$583,944	$1,045,472

	2021
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$398,963	$567,244	$966,207
Services transferred over time	39,461	4,967	44,428
Total sales from contracts with customers	$438,424	$572,211	$1,010,635

Revenue disaggregated by primary geographic market where the products are sold is included in Note 12.

Contract liability balances related to the sale of extended warranties to customers are as follows:

	December 31, 2023	December 31, 2022

Contract Liability	$17,962	$19,114

Revenue recognized during years ended December 31, 2023, 2022 and 2021 from amounts included in contract liabilities at the beginning of the period were $12.5 million, $11.5 million and $10.3 million, respectively. There were no material contract assets as of December 31, 2023 and December 31, 2022.

Note 12 - Business Segments and Geographic Areas

We are accounting and reporting for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. Our chief operating decision maker (the CEO) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment, cash flow metrics and allocates resources on a consolidated worldwide basis due to shared infrastructure and resources. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine and lower extremities instrumentation and implants, small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgical procedures and fees related to sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales and primary geographic market where the products are sold, are as follows for the years ended December 31, 2023, 2022 and 2021:

	2023
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$199,568	$500,592	$700,160
Europe, Middle East & Africa	127,637	98,616	226,253
Asia Pacific	123,043	74,358	197,401
Americas (excluding the United States)	82,910	38,020	120,930
Total sales from contracts with customers	$533,158	$711,586	$1,244,744

	2022
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$173,176	$405,777	$578,953
Europe, Middle East & Africa	113,649	84,288	197,937
Asia Pacific	103,353	59,124	162,477
Americas (excluding the United States)	71,350	34,755	106,105
Total sales from contracts with customers	$461,528	$583,944	$1,045,472

	2021
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$158,553	$393,980	$552,533
Europe, Middle East & Africa	108,457	81,238	189,695
Asia Pacific	107,590	63,628	171,218
Americas (excluding the United States)	63,824	33,365	97,189
Total sales from contracts with customers	$438,424	$572,211	$1,010,635

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2023 and 2022.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2023, 2022 and 2021.

Note 13 - Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) covering substantially all of our United States based employees. We also sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen.

Total employer contributions to the 401(k) plan were $8.2 million, $9.9 million and $9.2 million during the years ended December 31, 2023, 2022 and 2021, respectively.

We use a December 31, measurement date for our pension plan.  Cumulative gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized on a straight-line basis over the lesser of the expected average remaining life expectancy of the plan's participants or 11.13 and 11.38 years at December 31, 2023 and 2022, respectively. The limits of 11.13 and 11.38 years, respectively, are adjusted to reflect the percentage change in the average remaining service period for the plan's active membership.

The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31:

	2023	2022
Accumulated benefit obligation	$70,588	$71,203

Change in benefit obligation
Projected benefit obligation at beginning of year	$71,203	$95,508
Service cost	776	1,077
Interest cost	3,646	2,148
Actuarial gain	(806)	(23,607)
Benefits paid	(3,018)	(2,805)
Settlements	(1,213)	(1,118)
Projected benefit obligation at end of year	$70,588	$71,203

Change in plan assets
Fair value of plan assets at beginning of year	$62,356	$79,404
Actual gain (loss) on plan assets	7,771	(13,125)
Benefits paid	(3,018)	(2,805)
Settlements	(1,213)	(1,118)
Fair value of plan assets at end of year	$65,896	$62,356

Funded status	$(4,692)	$(8,847)

The projected benefit obligation decreased $0.6 million from December 31, 2022 to December 31, 2023. This reduction was mainly due to demographic changes and participants delaying benefit commencement, which decreased the obligation, offset by the decrease in the discount rate from 5.41% at December 31, 2022 to 5.15% at December 31, 2023, which increased the obligation.

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2023	2022
Other long-term liabilities	$(4,692)	$(8,847)
Accumulated other comprehensive loss	(24,770)	(31,346)

Accumulated other comprehensive loss for the years ended December 31, 2023 and 2022 consists of net actuarial losses not yet recognized in net periodic pension cost (before income taxes).

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2023	2022
Discount rate	5.15%	5.41%

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) in 2023 and 2022 are as follows:

	2023	2022
Current year actuarial loss	$4,447	$5,228
Amortization of actuarial loss	2,129	2,589
Total recognized in other comprehensive income (loss)	$6,576	$7,817

Net periodic pension cost for the years ended December 31, consists of the following:

	2023	2022	2021
Service cost	$776	$1,077	$991
Interest cost on projected benefit obligation	3,646	2,148	1,803
Expected return on plan assets	(4,130)	(5,295)	(5,155)
Amortization of loss	2,129	2,589	3,327
Net periodic pension cost	$2,421	$519	$966

Non-service pension cost/(benefit) was immaterial for the years ended 2023, 2022 and 2021.

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2023	2022	2021
Discount rate on benefit obligation	5.41%	2.81%	2.44%
Effective rate for interest on benefit obligation	5.34%	2.33%	1.83%
Expected return on plan assets	7.00%	7.00%	7.00%

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends. The mortality assumptions used for 2023 and 2022 are based on the Pri-2012 Mortality Tables using the MP-2021 mortality improvement scale.

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

The allocation of plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2023	2022	2024
Equity securities	72%	72%	75%
Debt securities	28%	28%	25%
Total	100%	100%	100%

As of December 31, 2023, the pension plan held 27,562 shares of our common stock, which had a fair value of $3.0 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

FASB guidance defines fair value and establishes a framework for measuring fair value and related disclosure requirements as described in Note 16. Following is a description of the valuation methodologies used for our pension assets. There have been no changes in the methodologies used at December 31, 2023 and 2022:

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

The following table sets forth the value of the pension plan's assets as of December 31, 2023 and December 31, 2022:

	2023	2022
Investments measured at fair value:
Level 1
Common Stock	$7,926	$6,628
Fixed Income Securities	16,735	15,963
Total Investments measured at fair value	24,661	22,591

Investments measured at NAV:
Money Market Fund	1,834	1,477
Mutual Funds	39,401	38,288
Total Investments measured at NAV	41,235	39,765

Total Investments	$65,896	$62,356

We do not expect to make any contributions to our pension plan for 2024.

The following table summarizes the benefits and settlements expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2023.

2024	$5,213
2025	5,670
2026	5,740
2027	5,314
2028	5,224
2029-2033	24,730

Note 14 - Legal Matters and Contingencies

From time to time, the Company may receive an information request, subpoena or warrant from a government agency such as the Securities and Exchange Commission, Department of Justice, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the United States Food and Drug Administration, the Department of Labor, the Treasury Department or other federal and state agencies or foreign governments or government agencies. These information requests, subpoenas or warrants may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. Likewise, if we receive reports of alleged misconduct from employees or third parties, we investigate as appropriate.

Manufacturers of medical devices have been the subject of various investigations and enforcement actions relating to interactions with health care providers domestically or internationally whereby companies are claimed to have provided health care providers with inappropriate incentives to purchase their products. Similarly, the Foreign Corrupt Practices Act ("FCPA") prohibits U.S. companies and their representatives from offering or making payments to foreign officials for the purpose of securing a business advantage; and in many countries, the healthcare professionals with whom we regularly interact may meet the definition of a foreign government official for purposes of this law. Similar anti-bribery laws are in effect in many of the countries in which we operate. The FCPA also imposes obligations on manufacturers listed on U.S. stock exchanges to maintain accurate books and records, and maintain internal accounting controls sufficient to provide assurance that transactions are accurately recorded, lawful and in accordance with management’s authorization. The FCPA can pose unique challenges for manufacturers that operate in foreign cultures where conduct prohibited by the FCPA may not be viewed as illegal in local jurisdictions, and because, in some cases, a United States manufacturer may face risks under the FCPA based on the conduct of third parties (e.g., distributors) over whom the manufacturer may not have complete control. While CONMED has not experienced any material enforcement action to date, there can be no assurance that the Company will not be subject to a material enforcement action in the future, or that the Company will not incur costs including, in the form of fees for lawyers and other consultants, that are material to the Company’s results of operations in the course of responding to a future inquiry or investigation.

In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians, U.S. teaching hospitals or other U.S. covered recipients. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.

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

CONMED has been defending two Georgia State Court actions. The first action was filed in Cobb County by various employees, former employees, contract workers and others against CONMED and against a contract sterilizer (the "Cobb County Action"). Plaintiffs alleged personal injury and related claims purportedly arising from or relating to exposure to Ethylene Oxide, a chemical used to sterilize certain products. CONMED’s motion to dismiss action was heard on January 10, 2022, and the Court issued a ruling on June 15, 2022 dismissing 44 of the 51 plaintiffs' claims as precluded by the exclusive workers' compensation remedy, as well as one claim from a non-employee plaintiff. After discovery closed in November 2023, the plaintiffs filed a voluntary dismissal without prejudice for the remaining plaintiffs in the case. The remaining plaintiffs have until June 2024 to refile.

The second action was filed in Douglas County against CONMED’s landlord and other allegedly related entities (the "Douglas County Action"). Plaintiff alleged the same injuries as the Cobb County Action. Discovery closed in November 2023. As with any litigation, there are risks, including the risk that CONMED may not prevail with respect to the defense of the underlying claims, or with respect to securing adequate insurance coverage for the indemnification claims.

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

In addition, one of CONMED’s contract sterilizers, which is defending toxic tort claims asserted by various residents in the areas around its processing facility, has placed CONMED on notice of a claim for indemnification relating to some of those claims. CONMED reviewed the notice and reached out to the contract sterilizer for more information. At this time, the contract sterilizer has not responded.

The government of Italy passed a law in late 2015 to tax medical device companies on revenue derived from sales to public hospitals. The tax is calculated and based on provincial spending over and above certain thresholds. The Italy medical device tax represents variable consideration in the form of a retroactive discount potentially owed to the customer, which is ultimately the Italian government. Since the law was enacted through September 2022, the Italian government essentially made no effort to administer or collect the tax. A lack of interpretative guidance and the complexity of the law resulted in uncertainty as to the actual amount of liability. In September 2022, the Italian government passed a further decree which, amongst other provisions, delegated administration and collection to the provincial level for the years 2015 – 2018. The Company is challenging the imposition of the medical device tax in Italy, as have many other medical device companies, on the grounds that the law was never implemented properly with regulations. While the Company is informed that its position is well-grounded in the law, there can be no assurance that the Company will prevail. The Company has recorded reserves in accordance with the provisions of the law, although no amounts have been remitted to date.

In December 2023, the Company voluntarily informed the U.S. Department of Justice (“DOJ”) of potential issues with certain royalty payments related to design surgeons. The Company is fully cooperating with the DOJ and their review of the matter.

From time to time, we are also subject to negligence and other claims arising out of the ordinary conduct of our business, including, for example, automobile or other accidents our employees may experience within the course of their employment or otherwise and which may, on occasion, involve potentially significant personal injuries.

We record reserves sufficient to cover probable and estimable losses associated with pending claims. With respect to the matters described above, except as noted related to the medical device tax in Italy, the Company is unable to estimate a range of possible loss at this time, nor does it believe any potential loss is probable, and as a result has not recorded any reserves related to the potential outcomes in connection with these matters. We do not expect that the resolution of any pending claims, investigations or reports of alleged misconduct will have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future claims, investigations or reports of alleged misconduct, or the costs associated with responding to such claims, investigations or reports of alleged misconduct, especially when not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Changes in the carrying amount of standard warranties for the years ended December 31, are as follows:

	2023	2022	2021
Balance as of January 1,	$1,944	$2,344	$1,826

Provision for warranties	614	224	1,458
Claims made	(756)	(624)	(940)

Balance as of December 31,	$1,802	$1,944	$2,344

Costs associated with extended warranty repairs are recorded as incurred and amounted to $4.8 million, $5.9 million and $6.8 million for the years ended December 31, 2023, 2022 and 2021 respectively.

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	December 31, 2023	December 31, 2022
Forward exchange contracts	Cash flow hedge	$223,839	$198,473
Forward exchange contracts	Non-designated	55,789	81,929

The remaining time to maturity as of December 31, 2023 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income (loss) presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated statements of comprehensive income (loss) and our consolidated balance sheets:

	Amount of Gain Recognized in AOCI			Consolidated Statements of Comprehensive Income (Loss)				Amount of Gain (Loss) Reclassified from AOCI
	Years Ended				Total Amount of Line Item Presented			Years Ended
Derivative Instrument	2023	2022	2021	Location of amount reclassified	2023	2022	2021	2023	2022	2021

Foreign exchange contracts	$5,489	$14,494	$8,650	Net Sales	$1,244,744	$1,045,472	$1,010,635	$3,790	$15,085	$(5,421)
				Cost of Sales	568,499	474,227	442,599	4,840	939	1,411
Pre-tax gain (loss)	$5,489	$14,494	$8,650					$8,630	$16,024	$(4,010)
Tax expense (benefit)	1,331	3,513	2,090					2,092	3,884	(969)
Net gain (loss)	$4,158	$10,981	$6,560					$6,538	$12,140	$(3,041)

At December 31, 2023, $0.4 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net losses from derivative instruments not accounted for as hedges and losses on our intercompany receivables on our consolidated statements of comprehensive income (loss) were:

		Years Ended
Derivative Instrument	Location on Consolidated Statements of Comprehensive Income (Loss)	2023	2022	2021

Net loss on currency forward contracts	Selling and administrative expense	$(891)	$(240)	$(451)
Net loss on currency transaction exposures	Selling and administrative expense	$(1,305)	$(1,950)	$(1,832)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2023 and 2022:

December 31, 2023	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$3,761	$(3,197)	$564
Foreign exchange contracts	Other long-term liabilities	24	(433)	(409)
		$3,785	$(3,630)	$155

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	39	(209)	(170)

Total derivatives		$3,824	$(3,839)	$(15)

December 31, 2022	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$6,757	$(3,121)	$3,636
Foreign exchange contracts	Other long-term liabilities	60	(400)	(340)
		$6,817	$(3,521)	$3,296

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	48	(395)	(347)

Total derivatives		$6,865	$(3,916)	$2,949

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2023 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from the In2Bones and Biorez acquisitions using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities, and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of December 31, 2023:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	7.62%	12.25%
Revenue volatility	15.49%	21.39%
Projected year of payment	2024-2026	2024-2026

Adjustments to the fair value of contingent consideration relate to the passage of time and changes in market and business assumptions. Changes in the fair value of contingent consideration liabilities for years ended December 31, 2023 and December 31, 2022 are as follows:

	In2Bones	Biorez
Balance at January 1, 2022	$—	$—

Purchase price contingent consideration	69,402	114,512

Changes in fair value of contingent consideration	796	1,722

Balance at December 31, 2022	$70,198	$116,234

Payments	(13,867)	—

Changes in fair value of contingent consideration	(14,938)	12,517

Balance at December 31, 2023	$41,393	$128,751

Contingent consideration of $77.6 million and $92.5 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated balance sheet at December 31, 2023. Contingent consideration of $18.6 million and $167.8 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated balance sheet at December 31, 2022.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)
					Balance at End of Period
Description				Deductions
2023
Allowance for bad debts	$5,508	$1,525	$—	$(999)	$6,034
Sales returns and
allowance	6,388	1,533	—	(1,275)	6,646
Deferred tax asset
valuation allowance	543	—	—	(543)	—

2022
Allowance for bad debts	$4,528	$1,400	$230	$(650)	$5,508
Sales returns and
allowance	4,441	2,923	—	(976)	6,388
Deferred tax asset
valuation allowance	786	—	1,571	(1,814)	543

2021
Allowance for bad debts	$3,876	$2,305	$—	$(1,653)	$4,528
Sales returns and
allowance	3,684	1,261	—	(504)	4,441
Deferred tax asset
valuation allowance	2,721	621	—	(2,556)	786

(1) During 2022, allowances were assumed as part of the In2Bones acquisition.

Item 16. Form 10-K Summary

Registrants may voluntarily provide a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.