Form 10-Q
period 2024-03-31
CONMED Corp
filed 2024-04-25
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
March 31, 2024	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 22, 2024 is 30,800,747 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31. 2024

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$312,273	$295,468

Cost of sales	140,308	140,147

Gross profit	171,965	155,321

Selling and administrative expense	123,358	130,083

Research and development expense	13,594	12,539

Operating expenses	136,952	142,622

Income from operations	35,013	12,699

Interest expense	9,594	10,255

Income before income taxes	25,419	2,444

Provision for income taxes	5,710	625

Net income	$19,709	$1,819

Comprehensive income	$20,078	$4,695

Per share data:

Net income
Basic	$0.64	$0.06
Diluted	0.63	0.06

Weighted average common shares
Basic	30,780	30,511
Diluted	31,272	31,204

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$33,855	$24,296
Accounts receivable, net	241,461	242,279
Inventories	322,298	318,324
Prepaid expenses and other current assets	38,110	30,750
Total current assets	635,724	615,649
Property, plant and equipment, net	117,951	120,722
Goodwill	806,276	806,844
Other intangible assets, net	641,310	649,484
Other assets	107,994	107,322
Total assets	$2,309,255	$2,300,021

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$692	$708
Accounts payable	101,635	88,224
Accrued compensation and benefits	49,931	70,069
Other current liabilities	139,146	151,728
Total current liabilities	291,404	310,729

Long-term debt	990,110	973,140
Deferred income taxes	64,002	60,902
Other long-term liabilities	109,075	121,028
Total liabilities	1,454,591	1,465,799

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2024 and 2023, respectively	313	313
Paid-in capital	458,024	446,535
Retained earnings	466,082	452,531
Accumulated other comprehensive loss	(49,801)	(50,170)
Less: 508,028 and 534,000 shares of common stock in treasury, at cost, in 2024 and 2023, respectively	(19,954)	(14,987)
Total shareholders’ equity	854,664	834,222
Total liabilities and shareholders’ equity	$2,309,255	$2,300,021

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	31,299	$313	$446,535	$452,531	$(50,170)	$(14,987)	$834,222
Common stock issued under employee plans			(562)			844	282
Stock-based compensation			6,240				6,240
Dividends on common stock ($0.20 per share)				(6,158)			(6,158)
Settlement of convertible notes hedge transactions			10,980			(10,980)	—
Settlement of convertible notes			(5,169)			5,169	—
Comprehensive income:
Cash flow hedging gain, net					4,448
Pension liability, net					301
Foreign currency translation adjustments					(4,380)
Net income				19,709
Total comprehensive income							20,078
Balance at March 31, 2024	31,299	$313	$458,024	$466,082	$(49,801)	$(19,954)	$854,664

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,299	$313	$413,235	$412,631	$(57,858)	$(22,776)	$745,545
Common stock issued under employee plans			556			2,044	2,600
Stock-based compensation			5,726				5,726
Dividends on common stock ($0.20 per share)				(6,113)			(6,113)
Comprehensive income:
Cash flow hedging gain, net					877
Pension liability, net					403
Foreign currency translation adjustments					1,596
Net income				1,819
Total comprehensive income							4,695
Balance at March 31, 2023	31,299	$313	$419,517	$408,337	$(54,982)	$(20,732)	$752,453

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$19,709	$1,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,046	4,057
Amortization of deferred debt issuance costs	1,407	1,506
Amortization	13,992	13,877
Stock-based compensation	6,240	5,726
Deferred income taxes	1,865	(1,140)
Non-cash adjustment to fair value of contingent consideration liability	(6,545)	4,436
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	(908)	(20,666)
Inventories	(5,049)	(3,016)
Accounts payable	12,999	2,699
Accrued compensation and benefits	(19,829)	(5,722)
Other assets	(6,781)	(11,372)
Other liabilities	7,975	3,949
Net cash provided by (used in) operating activities	29,121	(3,847)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,035)	(4,254)
Net cash used in investing activities	(2,035)	(4,254)

Cash flows from financing activities:
Payments on revolving line of credit	(168,000)	(164,000)
Proceeds from revolving line of credit	254,000	173,000
Payments to redeem convertible notes	(70,000)	—
Payments related to contingent consideration	(26,928)	—
Dividends paid on common stock	(6,153)	(6,098)
Other, net	67	2,448
Net cash provided by (used in) financing activities	(17,014)	5,350

Effect of exchange rate changes on cash and cash equivalents	(513)	303

Net increase (decrease) in cash and cash equivalents	9,559	(2,448)

Cash and cash equivalents at beginning of period	24,296	28,942

Cash and cash equivalents at end of period	$33,855	$26,494

Non-cash investing and financing activities:
Dividends payable	$6,158	$6,113
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amount of revenue and expenses during the reporting period. While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of April 25, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Note 3 - New Accounting Pronouncements

Recently Issued Accounting Standards, Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation in specified categories as well as information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. This ASU should be applied on a prospective basis with retrospective application permitted. We expect this ASU to only impact our disclosures with no impact to the consolidated financial statements.

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

Recently Adopted SEC Rules

In March 2024, the SEC adopted the final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and annual reports. The disclosure requirements follow a phase-in timeline, with initial requirements beginning with the filing of the 2025 Form 10-K. We are currently evaluating the final rule to determine the impact on our disclosures. On April 4, 2024, the SEC issued an order staying the final rule pending the completion of judicial review of the petitions challenging the final rule filed in six different circuit courts, which have been consolidated for review by the U.S. Court of Appeals for the Eighth Circuit.

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$54,151	$122,255	$176,406	$48,944	$115,645	$164,589
Europe, Middle East & Africa	33,205	27,652	60,857	33,120	22,896	56,016
Asia Pacific	26,228	18,159	44,387	30,121	15,986	46,107
Americas (excluding the United States)	21,328	9,295	30,623	18,990	9,766	28,756
Total sales from contracts with customers	$134,912	$177,361	$312,273	$131,175	$164,293	$295,468

Timing of Revenue Recognition
Goods transferred at a point in time	$124,692	$175,201	$299,893	$121,122	$162,590	$283,712
Services transferred over time	10,220	2,160	12,380	10,053	1,703	11,756
Total sales from contracts with customers	$134,912	$177,361	$312,273	$131,175	$164,293	$295,468

Contract liability balances related to the sale of extended warranties to customers are as follows:

	March 31, 2024	December 31, 2023

Contract liability	$18,319	$17,962

Revenue recognized during the three months ended March 31, 2024 and March 31, 2023 from amounts included in contract liabilities at the beginning of the period were $4.8 million and $4.2 million, respectively. There were no material contract assets as of March 31, 2024 and December 31, 2023.

Note 5 - Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
	2024	2023
Net income	$19,709	$1,819

Other comprehensive income:
Cash flow hedging gain, net of income tax (income tax expense of $1,423 and $280 for the three months ended March 31, 2024 and 2023, respectively)	4,448	877
Pension liability, net of income tax (income tax expense of $96 and $129 for the three months ended March 31, 2024 and 2023, respectively)	301	403
Foreign currency translation adjustment	(4,380)	1,596

Comprehensive income	$20,078	$4,695

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$117	$(18,766)	$(31,521)	$(50,170)

Other comprehensive income (loss) before reclassifications, net of tax	5,499	—	(4,380)	1,119
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,387)	398	—	(989)
Income tax	336	(97)	—	239

Net current-period other comprehensive income (loss)	4,448	301	(4,380)	369

Balance, March 31, 2024	$4,565	$(18,465)	$(35,901)	$(49,801)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$2,497	$(23,749)	$(36,606)	$(57,858)

Other comprehensive income before reclassifications, net of tax	1,923	—	1,596	3,519
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,381)	532	—	(849)
Income tax	335	(129)	—	206

Net current-period other comprehensive income	877	403	1,596	2,876

Balance, March 31, 2023	$3,374	$(23,346)	$(35,010)	$(54,982)
(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive loss components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 6 and Note 12, respectively, for further details.

Note 6 - Fair Value of Financial Instruments

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	March 31, 2024	December 31, 2023
Forward exchange contracts	Cash flow hedge	$223,240	$223,839
Forward exchange contracts	Non-designated	48,025	55,789

The remaining time to maturity as of March 31, 2024 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income and our consolidated condensed balance sheets:

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain Reclassified from AOCI
	Three Months Ended March 31,
				Total Amount of Line Item Presented
Derivative Instrument	2024	2023	Location of amount reclassified	2024	2023	2024	2023

Foreign exchange contracts	$7,258	$2,538	Net Sales	$312,273	$295,468	$641	$575
			Cost of Sales	140,308	140,147	746	806
Pre-tax gain	$7,258	$2,538				$1,387	$1,381
Tax expense	1,759	615				336	335
Net gain	$5,499	$1,923				$1,051	$1,046

At March 31, 2024, $4.1 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains (losses) from derivative instruments not accounted for as hedges and gains (losses) on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended March 31,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2024	2023

Net gain (loss) on currency forward contracts	Selling and administrative expense	$671	$(366)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$(1,245)	$76

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at March 31, 2024 and December 31, 2023:

March 31, 2024	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$6,217	$(743)	$5,474
Foreign exchange contracts	Other assets	664	(112)	552
		$6,881	$(855)	$6,026

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	21	(118)	(97)

Total derivatives		$6,902	$(973)	$5,929

December 31, 2023	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$3,761	$(3,197)	$564
Foreign exchange contracts	Other long-term liabilities	24	(433)	(409)
		$3,785	$(3,630)	$155

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	39	(209)	(170)

Total derivatives		$3,824	$(3,839)	$(15)

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2024 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from the In2Bones and Biorez acquisitions using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of March 31, 2024:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	8.21%	13.11%
Revenue volatility	18.62%	22.08%
Projected year of payment	2024-2026	2024-2026

Adjustments to the fair value of contingent consideration relate to the passage of time and changes in market assumptions. Changes in the fair value of contingent consideration liabilities for the three months ended March 31, 2024 and 2023 are as follows:

	In2Bones		Biorez
	2024	2023	2024	2023
Balance as of January 1,	$41,393	$70,198	$128,751	$116,234

Payments	(2,187)	—	(24,741)	—
Changes in fair value of contingent consideration	(8,561)	2,637	2,016	1,799

Balance as of March 31,	$30,645	$72,835	$106,026	$118,033

Contingent consideration of $56.6 million and $80.0 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at March 31, 2024. Contingent consideration of $77.6 million and $92.5 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at December 31, 2023.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	March 31, 2024	December 31, 2023
Raw materials	$105,239	$107,262
Work-in-process	28,793	29,463
Finished goods	188,266	181,599
Total	$322,298	$318,324

Note 8 - Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares.

The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net income	$19,709	$1,819

Basic weighted average shares outstanding	30,780	30,511

Stock compensation	492	629

Convertible notes	—	64

Diluted weighted average shares outstanding	31,272	31,204

Net income (per share)
Basic	$0.64	$0.06
Diluted	0.63	0.06

The shares used in the calculation of diluted EPS exclude stock options and stock appreciation rights to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 2.5 million and 2.2 million for the three months ended March 31, 2024 and 2023, respectively.

Note 9 - Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2024 are as follows:

Balance as of December 31, 2023	$806,844

Foreign currency translation	(568)

Balance as of March 31, 2024	$806,276
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	March 31, 2024			December 31, 2023
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$369,862	$(192,602)	$369,930	$(188,486)

Sales representation, marketing and promotional rights	25	149,376	(73,500)	149,376	(72,000)

Developed technology	18	320,204	(47,121)	320,204	(44,558)

Patents and other intangible assets	16	83,069	(54,522)	82,594	(54,120)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,009,055	$(367,745)	$1,008,648	$(359,164)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.6 million and $8.8 million for the three months ended March 31, 2024 and 2023, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2024 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2024	$21,572	$4,500	$26,072
2025	29,305	6,000	35,305
2026	29,380	6,000	35,380
2027	30,438	6,000	36,438
2028	33,564	6,000	39,564
2029	32,780	6,000	38,780

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	March 31, 2024	December 31, 2023
Revolving line of credit	$88,000	$2,000
Term loan, net of deferred debt issuance costs of $472 and $524 in 2024 and 2023, respectively	114,116	114,064
2.625% convertible notes	—	70,000
2.250% convertible notes, net of deferred debt issuance costs of $13,517 and $14,581 in 2024 and 2023, respectively	786,483	785,419
Financing leases	2,203	2,365
Total debt	990,802	973,848
Less: Current portion	692	708
Total long-term debt	$990,110	$973,140

Seventh Amended and Restated Senior Credit Agreement

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan was payable in quarterly installments increasing over the term of the facility. During 2022, we made a $90.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments with the remaining balance due upon the expiration of the term loan facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at the Term Secured Overnight Financing Rate plus 0.114% ("Adjusted Term SOFR") (5.489% at March 31, 2024) plus an interest rate margin of 1.125% (6.614% at March 31, 2024). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

There were $114.6 million in borrowings outstanding on the term loan facility as of March 31, 2024. There were $88.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2024. Our available borrowings on the revolving credit facility at March 31, 2024 were $495.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2024. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

2.625% Convertible Notes

On January 29, 2019, we issued $345.0 million aggregate principal amount of 2.625% convertible notes that were due in 2024 (the "2.625% Notes"). Interest was payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2019. The 2.625% Notes were scheduled to mature on February 1, 2024, unless earlier repurchased or converted.

The 2.625% Notes represented subordinated unsecured obligations and were convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The 2.625% Notes could have been converted at an initial conversion rate of 11.2608 shares of our common stock per $1,000 principal amount of 2.625% Notes (equivalent to an initial conversion price of approximately $88.80 per share of common stock). Holders of the 2.625% Notes could have converted the 2.625% Notes at their option at any time on or after November 1, 2023 through the second scheduled trading day preceding the maturity date. Holders of the 2.625% Notes also had the right to convert the 2.625% Notes prior to November 1, 2023, but only upon the occurrence of specified events. The conversion rate was subject to anti-dilution adjustments if certain events occurred. A portion of the net proceeds from the offering of the 2.625% Notes was used as part of the financing for the Buffalo Filter acquisition and $21.0 million were used to pay the cost of certain convertible notes hedge transactions as further described below.

On June 6, 2022, the Company repurchased and extinguished $275.0 million principal amount of the 2.625% Notes for aggregate consideration consisting of $275.0 million in cash and approximately 0.9 million shares of the Company's common stock. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, in which the Company irrevocably elected to settle the principal value of those 2.625% Notes in cash. In February 2024, the Company repaid the remaining $70.0 million then outstanding of the 2.625% Notes through borrowings on our revolving credit facility and issued 0.1 million shares of the Company's common stock.

For the three months ended March 31, 2024 and 2023, we have recorded interest expense on the 2.625% Notes of $0.2 million and $0.5 million, respectively, at the contractual coupon rate of 2.625%.

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

For both the three months ended March 31, 2024 and 2023, we have recorded interest expense on the 2.250% Notes of $4.5 million at the contractual coupon rate of 2.250%.

The estimated fair value of the 2.250% Notes was approximately $732.8 million as of March 31, 2024 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

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

In connection with the repurchase and extinguishment of $275.0 million principal amount of the 2.625% Notes, the Company entered into agreements with the option counterparties to terminate a corresponding portion of the hedges on the 2.625% Notes. Upon maturity in February 2024 of the remaining 2.625% Notes and settlement of the related hedges, the Company received 0.1 million shares from the option counterparties.

The convertible notes hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible notes hedge transactions, is greater than the strike price of the convertible notes hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price ($251.53 for the 2.250% Notes) of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants, unless we elect to settle the warrants in cash.

The scheduled maturities of long-term debt outstanding at March 31, 2024 are as follows:

Remaining, 2024	$—
2025	—
2026	202,588
2027	800,000
2028	—
2029	—
The above amounts exclude deferred debt issuance costs and financing leases.

Note 11 - Guarantees

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

Changes in the liability for standard warranties for the three months ended March 31, are as follows:

	2024	2023
Balance as of January 1,	$1,802	$1,944

Provision for warranties	43	115
Claims made	(183)	(198)

Balance as of March 31,	$1,662	$1,861

Costs associated with extended warranty repairs are recorded as incurred and amounted to $1.3 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

Note 12 - Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended March 31,
	2024	2023
Service cost	$180	$194

Interest cost on projected benefit obligation	863	911

Expected return on plan assets	(1,101)	(1,032)

Net amortization and deferral	398	532

Net periodic pension cost	$340	$605

We do not expect to make any pension contributions during 2024. Non-service pension cost was immaterial for the three months ended March 31, 2024 and 2023.

Note 13 - Business Segment
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

	Three Months Ended March 31,
	2024	2023
Orthopedic surgery	$134,912	$131,175
General surgery	177,361	164,293
Consolidated net sales	$312,273	$295,468

Note 14 - Legal Proceedings

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

In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.

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

The second action was filed in Douglas County against CONMED’s landlord (the "Landlord Defendants") and other allegedly related entities (the "Douglas County Action"). Plaintiff alleged the same injuries as the Cobb County Action. Discovery closed in November 2023. The Landlord Defendants filed a Motion for Summary Judgment in March of 2024. As with any litigation, there are risks, including the risk that the Landlord defendants may not prevail with respect to the defense of the underlying claims, and that CONMED may not prevail in securing the adequate insurance to cover the indemnification of any judgment.

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

We record reserves sufficient to cover probable and estimable losses associated with any such pending claims. With respect to the matters described above, except as noted related to the medical device tax in Italy, the Company is unable to estimate a range of possible loss at this time, nor does it believe any potential loss is probable, and as a result has not recorded any reserves related to the potential outcomes in connection with these matters. We do not expect that the resolution of any pending claims, investigations or reports of alleged misconduct will have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future claims, investigations, or reports of alleged misconduct, or the costs associated with responding to such claims, investigations or reports of alleged misconduct, especially when not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and the following, among others:

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
•pandemics and health crises, and the responses thereto by governments and hospitals, which poses risks to our business, financial condition and results of operations;
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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

	Three Months Ended March 31,
	2024	2023
Orthopedic surgery	43%	44%
General surgery	57%	56%
Consolidated net sales	100%	100%

A significant amount of our products are used in surgical procedures with approximately 85% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 44% of our consolidated net sales during both the three months ended March 31, 2024 and 2023.

Business Environment

The Company has been and continues to be impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We work with suppliers to mitigate these impacts; however, we expect these challenges to continue through 2024. This will likely impact our results of operations.

The Company has not been materially impacted by the conflicts in Ukraine and the Middle East. The Company has no direct operations in these regions with our business limited to selling to third party distributors. Total revenues and accounts receivable associated with sales to third party distributors in these regions are not material to the consolidated condensed financial statements. We will continue to monitor and adjust our business strategy in response to the conflicts in these regions as necessary.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to goodwill and intangible assets, contingent consideration and our pension benefit obligation.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	44.9	47.4
Gross profit	55.1	52.6
Selling and administrative expense	39.5	44.0
Research and development expense	4.4	4.2
Income from operations	11.2	4.3
Interest expense	3.1	3.5
Income before income taxes	8.1	0.8
Provision for income taxes	1.8	0.2
Net income	6.3%	0.6%

Net Sales

The following table presents net sales by product line for the three months ended March 31, 2024 and 2023:

	Three Months Ended
			% Change
	2024	2023	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$134.9	$131.2	2.8%	0.2%	3.0%
General surgery	177.4	164.3	8.0%	0.2%	8.2%
Net sales	$312.3	$295.5	5.7%	0.2%	5.9%

Single-use products	$264.7	$249.3	6.2%	0.1%	6.3%
Capital products	47.6	46.2	3.1%	0.3%	3.4%
Net sales	$312.3	$295.5	5.7%	0.2%	5.9%

Net sales increased 5.7% in the three months ended March 31, 2024 compared to the same period a year ago primarily due to increases in both orthopedic surgery and general surgery product lines.

•Orthopedic surgery sales increased 2.8% in the three months ended March 31, 2024 primarily driven by growth in procedure specific and BioBrace® product offerings.

•General surgery sales increased 8.0% in the three months ended March 31, 2024 on growth in our AirSeal® and biliary product offerings.

Cost of Sales

Cost of sales increased to $140.3 million in the three months ended March 31, 2024 as compared to $140.1 million in the three months ended March 31, 2023. Gross profit margins increased 250 basis points to 55.1% in the three months ended March 31, 2024 as compared to 52.6% in the three months ended March 31, 2023.

The 250 basis point increase in gross profit margins during the three months ended March 31, 2024 was mainly due to favorable product mix during the three months ended March 31, 2024. In addition, during the three months ended March 31, 2024, we wrote off $1.4 million in inventory, tooling and equipment related to the cancellation of a planned new product line and $0.2 million in severance related to the elimination of certain positions. During the three months ended March 31, 2023, we incurred costs for the amortization of inventory step-up to fair value of $2.1 million related to the In2Bones acquisition, $1.1 million in consulting fees related to a cost improvement initiative and $1.0 million in severance related to the elimination of certain positions.

Selling and Administrative Expense

Selling and administrative expense decreased to $123.4 million in the three months ended March 31, 2024 as compared to $130.1 million in the three months ended March 31, 2023. Selling and administrative expense as a percentage of net sales decreased 450 basis points to 39.5% in the three months ended March 31, 2024 as compared to 44.0% in the three months ended March 31, 2023. The 450 basis point decrease in selling and administrative expense as a percentage of net sales for the three months ended March 31, 2024 was primarily driven by:

•A decrease of $10.9 million in costs related to fair value adjustments to contingent consideration ($6.5 million of income in 2024 compared to $4.4 million expense in 2023), see Note 6; and
•$4.3 million in costs related to the implementation of a new warehouse management system in 2023. These costs mainly consisted of incremental freight, labor and travel costs as well as professional fees.

These decreases are offset by higher selling and administrative expenses associated with higher sales volumes.

Research and Development Expense

Research and development expense increased to $13.6 million in the three months ended March 31, 2024 as compared to $12.5 million in the three months ended March 31, 2023. As a percentage of net sales, research and development expense increased 20 basis points to 4.4% in the three months ended March 31, 2024 as compared to 4.2% in the three months ended March 31, 2023. The change in spend as a percentage of sales was mainly driven by additional research projects during the three months ended March 31, 2024 as compared to the same period in the prior year.

Interest Expense

Interest expense decreased to $9.6 million in the three months ended March 31, 2024 from $10.3 million in the three months ended March 31, 2023. The weighted average interest rates on our borrowings increased to 3.18% in the three months ended March 31, 2024 as compared to 3.14% in the three months ended March 31, 2023. The decrease in interest expense in the three months ended March 31, 2024 was driven by lower weighted average borrowings outstanding on our senior credit facility during 2024.

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

Income tax expense has been recorded at an effective tax rate of 22.5% for the three months ended March 31, 2024 compared to 25.6% for the three months ended March 31, 2023. The lower effective tax rate for the three months ended March 31, 2024 was primarily the result of the higher income in 2024 incurring a lower percentage of tax expense. The three months ended March 31, 2024 included discrete income tax benefit related to acquired federal research credits which reduced the effective tax rate by 1.4% and discrete income tax expense from stock options which increased the effective tax rate by 0.4% as compared to the three months ended March 31, 2023 which included discrete income tax benefit from stock option exercises which reduced the effective tax rate by 2.4%. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2023 under Note 9 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $344.3 million at March 31, 2024.  Net cash provided by operating activities was $29.1 million in the three months ended March 31, 2024 compared to net cash used in operating activities of $3.8 million in the three months ended March 31, 2023, generated on net income of $19.7 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. Significant changes in assets and liabilities affecting operating cash flows in the three months ended March 31, 2024 include the following:

•An increase in cash flows from accounts receivable as we experienced higher sales in the fourth quarter of 2023 compared to the fourth quarter of 2022 as well as the timing of cash receipts;
•An increase in cash flows from accounts payable due to the timing of payments; and
•A decrease in cash flows from accrued compensation and benefits as a result of higher incentive compensation payments in the three months ended March 31, 2024 compared to the same period a year ago.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2024 decreased $2.2 million from the same period a year ago due to capital expenditures being lower at $2.0 million in the three months ended March 31, 2024 compared to $4.3 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the three months ended March 31, 2024 was $17.0 million compared to net cash provided by financing activities of $5.4 million during 2023. Below is a summary of the significant financing activities impacting the change during the three months ended March 31, 2024 compared to 2023:

•During the three months ended March 31, 2024, we repaid the remaining $70.0 million outstanding on the 2.625% Notes.
•During the three months ended March 31, 2024, we paid $26.9 million in contingent consideration related to the In2Bones and Biorez acquisitions.
•During the three months ended March 31, 2024, we had net borrowings on our revolving line of credit of $86.0 million, compared to net borrowings of $9.0 million in the same period a year ago.
•During the three months ended March 31, 2024, we had net cash proceeds of $1.1 million related to stock issued under employee plans compared to $3.4 million in the same period a year ago.

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

The Company is also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We continue to monitor our spending and expenses in light of these factors. However, we may need to take further steps to reduce our costs, or to refinance our debt. See “Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion.

There were $114.6 million in borrowings outstanding on the term loan facility as of March 31, 2024. There were $88.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2024. Our available borrowings on the revolving credit facility at March 31, 2024 were $495.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2024. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

In February 2024, the Company repaid the remaining $70.0 million then outstanding of the 2.625% Notes through borrowings on our revolving credit facility and issued 0.1 million shares of the Company's common stock.

See Note 10 for further information on our financing agreements and outstanding debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through March 31, 2024, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2024. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

New Accounting Pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2024.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 5.  Other Information

During the quarter ended March 31, 2024, none of the members of our Board of Directors or Executive Officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), under the Securities Exchange Act of 1934.

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
Executive Vice President, Finance and
Chief Financial Officer

Date:
April 25, 2024