Form 10-Q
period 2024-06-30
CONMED Corp
filed 2024-08-01
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2024	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 29, 2024 is 30,829,285 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$332,097	$317,652	$644,371	$613,121

Cost of sales	148,368	146,962	288,677	287,110

Gross profit	183,729	170,690	355,694	326,011

Selling and administrative expense	122,524	129,700	245,881	259,784

Research and development expense	14,098	13,572	27,692	26,110

Operating expenses	136,622	143,272	273,573	285,894

Income from operations	47,107	27,418	82,121	40,117

Interest expense	9,593	9,997	19,188	20,252

Income before income taxes	37,514	17,421	62,933	19,865

Provision for income taxes	7,538	3,689	13,248	4,314

Net income	$29,976	$13,732	$49,685	$15,551

Comprehensive income	$25,343	$15,767	$45,421	$20,462

Per share data:

Net income
Basic	$0.97	$0.45	$1.61	$0.51
Diluted	0.96	0.43	1.59	0.49

Weighted average common shares
Basic	30,813	30,662	30,792	30,587
Diluted	31,106	31,795	31,170	31,499

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$28,869	$24,296
Accounts receivable, net	239,222	242,279
Inventories	322,357	318,324
Prepaid expenses and other current assets	33,385	30,750
Total current assets	623,833	615,649
Property, plant and equipment, net	117,089	120,722
Goodwill	806,201	806,844
Other intangible assets, net	633,244	649,484
Other assets	105,249	107,322
Total assets	$2,285,616	$2,300,021

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$716	$708
Accounts payable	101,286	88,224
Accrued compensation and benefits	55,269	70,069
Other current liabilities	109,141	151,728
Total current liabilities	266,412	310,729

Long-term debt	965,174	973,140
Deferred income taxes	64,944	60,902
Other long-term liabilities	107,254	121,028
Total liabilities	1,403,784	1,465,799

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2024 and 2023, respectively	313	313
Paid-in capital	464,795	446,535
Retained earnings	489,895	452,531
Accumulated other comprehensive loss	(54,434)	(50,170)
Less: 477,030 and 534,000 shares of common stock in treasury, at cost, in 2024 and 2023, respectively	(18,737)	(14,987)
Total shareholders’ equity	881,832	834,222
Total liabilities and shareholders’ equity	$2,285,616	$2,300,021

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	31,299	$313	$446,535	$452,531	$(50,170)	$(14,987)	$834,222
Common stock issued under employee plans			(562)			844	282
Stock-based compensation			6,240				6,240
Dividends on common stock ($0.20 per share)				(6,158)			(6,158)
Settlement of convertible notes hedge transactions			10,980			(10,980)	—
Settlement of convertible notes			(5,169)			5,169	—
Comprehensive income:
Cash flow hedging gain, net					4,448
Pension liability, net					301
Foreign currency translation adjustments					(4,380)
Net income				19,709
Total comprehensive income							20,078
Balance at March 31, 2024	31,299	$313	$458,024	$466,082	$(49,801)	$(19,954)	$854,664
Common stock issued under employee plans			(203)			1,217	1,014
Stock-based compensation			6,974				6,974
Dividends on common stock ($0.20 per share)				(6,163)			(6,163)
Comprehensive income:
Cash flow hedging loss, net					(1,874)
Pension liability, net					301
Foreign currency translation adjustments					(3,060)
Net income				29,976
Total comprehensive income							25,343
Balance at June 30, 2024	31,299	$313	$464,795	$489,895	$(54,434)	$(18,737)	$881,832

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,299	$313	$413,235	$412,631	$(57,858)	$(22,776)	$745,545
Common stock issued under employee plans			556			2,044	2,600
Stock-based compensation			5,726				5,726
Dividends on common stock ($0.20 per share)				(6,113)			(6,113)
Comprehensive income:
Cash flow hedging gain, net					877
Pension liability, net					403
Foreign currency translation adjustments					1,596
Net income				1,819
Total comprehensive income							4,695
Balance at March 31, 2023	31,299	$313	$419,517	$408,337	$(54,982)	$(20,732)	$752,453
Common stock issued under employee plans			6,841			4,856	11,697
Stock-based compensation			6,422				6,422
Dividends on common stock ($0.20 per share)				(6,145)			(6,145)
Comprehensive income:
Cash flow hedging gain, net					503
Pension liability, net					403
Foreign currency translation adjustments					1,129
Net income				13,732
Total comprehensive income							15,767
Balance at June 30, 2023	31,299	$313	$432,780	$415,924	$(52,947)	$(15,876)	$780,194

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$49,685	$15,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,211	8,222
Amortization of deferred debt issuance costs	2,813	3,012
Amortization	27,666	27,777
Stock-based compensation	13,214	12,148
Deferred income taxes	3,106	(607)
Non-cash adjustments to fair value of contingent consideration liability	(15,219)	3,799
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	6	(35,184)
Inventories	(5,795)	4,468
Accounts payable	13,300	4,453
Accrued compensation and benefits	(13,970)	(253)
Other assets	(7,586)	(11,907)
Other liabilities	(3,004)	(8,653)
Net cash provided by operating activities	72,427	22,826

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,625)	(8,783)
Other	—	(1,000)
Net cash used in investing activities	(5,625)	(9,783)

Cash flows from financing activities:
Payments on revolving line of credit	(398,000)	(347,000)
Proceeds from revolving line of credit	458,000	331,000
Payments to redeem convertible notes	(70,000)	—
Payments related to contingent consideration	(39,429)	—
Dividends paid on common stock	(12,311)	(12,208)
Other, net	641	13,771
Net cash used in financing activities	(61,099)	(14,437)

Effect of exchange rate changes on cash and cash equivalents	(1,130)	300

Net increase (decrease) in cash and cash equivalents	4,573	(1,094)

Cash and cash equivalents at beginning of period	24,296	28,942

Cash and cash equivalents at end of period	$28,869	$27,848

Non-cash financing activities:
Dividends payable	$6,163	$6,145
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amount of revenue and expenses during the reporting period. While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of August 1, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Recently Issued SEC Rules

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

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$52,125	$133,242	$185,367	$52,339	$122,328	$174,667
Europe, Middle East & Africa	35,015	28,673	63,688	32,582	25,700	58,282
Asia Pacific	31,230	20,175	51,405	33,249	19,357	52,606
Americas (excluding the United States)	21,167	10,470	31,637	22,620	9,477	32,097
Total sales from contracts with customers	$139,537	$192,560	$332,097	$140,790	$176,862	$317,652

Timing of Revenue Recognition
Goods transferred at a point in time	$128,875	$190,317	$319,192	$130,274	$175,025	$305,299
Services transferred over time	10,662	2,243	12,905	10,516	1,837	12,353
Total sales from contracts with customers	$139,537	$192,560	$332,097	$140,790	$176,862	$317,652

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$106,276	$255,498	$361,774	$101,284	$237,973	$339,257
Europe, Middle East & Africa	68,220	56,325	124,545	65,702	48,596	114,298
Asia Pacific	57,458	38,334	95,792	63,370	35,343	98,713
Americas (excluding the United States)	42,495	19,765	62,260	41,610	19,243	60,853
Total sales from contracts with customers	$274,449	$369,922	$644,371	$271,966	$341,155	$613,121

Timing of Revenue Recognition
Goods transferred at a point in time	$253,567	$365,519	$619,086	$251,397	$337,614	$589,011
Services transferred over time	20,882	4,403	25,285	20,569	3,541	24,110
Total sales from contracts with customers	$274,449	$369,922	$644,371	$271,966	$341,155	$613,121

Contract liability balances related to the sale of extended warranties to customers are as follows:

	June 30, 2024	December 31, 2023

Contract liability	$18,729	$17,962

Revenue recognized during the six months ended June 30, 2024 and June 30, 2023 from amounts included in contract liabilities at the beginning of the periods were $8.5 million and $7.6 million, respectively. There were no material contract assets as of June 30, 2024 and December 31, 2023.

Note 5 - Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$29,976	$13,732	$49,685	$15,551

Other comprehensive income (loss):
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of $(600) and $161 for the three months ended June 30, 2024 and 2023, respectively, and $823 and $442 for the six months ended June 30, 2024 and 2023, respectively)	(1,874)	503	2,573	1,381
Pension liability, net of income tax (income tax expense of $97 and $129 for the three months ended June 30, 2024 and 2023, respectively, and $194 and $258 for the six months ended June 30, 2024 and 2023, respectively)	301	403	603	806
Foreign currency translation adjustment	(3,060)	1,129	(7,440)	2,724

Comprehensive income	$25,343	$15,767	$45,421	$20,462

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$117	$(18,766)	$(31,521)	$(50,170)

Other comprehensive income (loss) before reclassifications, net of tax	5,120	—	(7,440)	(2,320)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(3,362)	797	—	(2,565)
Income tax	815	(194)	—	621

Net current-period other comprehensive income (loss)	2,573	603	(7,440)	(4,264)

Balance, June 30, 2024	$2,690	$(18,163)	$(38,961)	$(54,434)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$2,497	$(23,749)	$(36,606)	$(57,858)

Other comprehensive income before reclassifications, net of tax	4,010	—	2,724	6,734
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(3,471)	1,064	—	(2,407)
Income tax	842	(258)	—	584

Net current-period other comprehensive income	1,381	806	2,724	4,911

Balance, June 30, 2023	$3,878	$(22,943)	$(33,882)	$(52,947)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	June 30, 2024	December 31, 2023
Forward exchange contracts	Cash flow hedge	$228,171	$223,839
Forward exchange contracts	Non-designated	53,524	55,789

The remaining time to maturity as of June 30, 2024 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain Reclassified from AOCI
	Three Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2024	2023	Location of amount reclassified	2024	2023	2024	2023

Foreign exchange contracts	$(499)	$2,753	Net Sales	$332,097	$317,652	$1,349	$915
			Cost of Sales	148,368	146,962	626	1,175
Pre-tax gain (loss)	$(499)	$2,753				$1,975	$2,090
Tax expense (benefit)	(121)	667				479	507
Net gain (loss)	$(378)	$2,086				$1,496	$1,583

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain Reclassified from AOCI
	Six Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2024	2023	Location of amount reclassified	2024	2023	2024	2023

Foreign exchange contracts	$6,759	$5,291	Net Sales	$644,371	$613,121	$1,990	$1,490
			Cost of Sales	288,677	287,110	1,372	1,981
Pre-tax gain	$6,759	$5,291				$3,362	$3,471
Tax expense	1,639	1,281				815	842
Net gain	$5,120	$4,010				$2,547	$2,629

.
At June 30, 2024, $2.6 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains from derivative instruments not accounted for as hedges and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2024	2023	2024	2023

Net gain on currency forward contracts	Selling and administrative expense	$211	$768	$882	$403
Net loss on currency transaction exposures	Selling and administrative expense	$(965)	$(1,355)	$(2,210)	$(1,279)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at June 30, 2024 and December 31, 2023:

June 30, 2024	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$4,677	$(1,258)	$3,419
Foreign exchange contracts	Other assets	824	(692)	132
		$5,501	$(1,950)	$3,551

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	7	(214)	(207)

Total derivatives		$5,508	$(2,164)	$3,344

December 31, 2023	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$3,761	$(3,197)	$564
Foreign exchange contracts	Other long-term liabilities	24	(433)	(409)
		$3,785	$(3,630)	$155

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	39	(209)	(170)

Total derivatives		$3,824	$(3,839)	$(15)

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2024 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from the In2Bones, Global Inc. ("In2Bones") and Biorez, Inc. ("Biorez") acquisitions using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of June 30, 2024:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	8.28%	13.31%
Revenue volatility	19.26%	22.15%
Projected year of payment	2024-2026	2024-2026

Adjustments to the fair value of contingent consideration for In2Bones were driven by a delayed recovery from supply chain constraints, delays in product registrations and integration disruptions. Biorez adjustments to fair value of contingent consideration relate to the passage of time and changes in market assumptions. Changes in the fair value of contingent consideration liabilities for the six months ended June 30, 2024 and 2023 are as follows:

	In2Bones		Biorez
	2024	2023	2024	2023
Balance as of January 1,	$41,393	$70,198	$128,751	$116,234

Payments	(3,028)	—	(36,401)	—
Changes in fair value of contingent consideration	(20,760)	136	5,541	3,663

Balance as of June 30,	$17,605	$70,334	$97,891	$119,897

Contingent consideration of $36.9 million and $78.6 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at June 30, 2024. Contingent consideration of $77.6 million and $92.5 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at December 31, 2023.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	June 30, 2024	December 31, 2023
Raw materials	$103,140	$107,262
Work-in-process	31,104	29,463
Finished goods	188,113	181,599
Total	$322,357	$318,324

Note 8 - Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares.

The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$29,976	$13,732	$49,685	$15,551

Basic weighted average shares outstanding	30,813	30,662	30,792	30,587

Stock compensation	293	874	378	751

Warrants	—	45	—	22

Convertible notes	—	214	—	139

Diluted weighted average shares outstanding	31,106	31,795	31,170	31,499

Net income (per share)
Basic	$0.97	$0.45	$1.61	$0.51
Diluted	0.96	0.43	1.59	0.49

The shares used in the calculation of diluted EPS exclude stock options and stock appreciation rights to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 3.4 million and 2.7 million for the three and six months ended June 30, 2024, respectively, and 1.8 million and 1.7 million for the three and six months ended June 30, 2023, respectively.

Note 9 - Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2024 are as follows:

Balance as of December 31, 2023	$806,844

Foreign currency translation	(643)

Balance as of June 30, 2024	$806,201
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	June 30, 2024			December 31, 2023
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$369,840	$(196,752)	$369,930	$(188,486)

Sales representation, marketing and promotional rights	25	149,376	(75,000)	149,376	(72,000)

Developed technology	18	320,204	(49,685)	320,204	(44,558)

Patents and other intangible assets	16	83,644	(54,927)	82,594	(54,120)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,009,608	$(376,364)	$1,008,648	$(359,164)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.6 million and $8.8 million for the three months ended June 30, 2024 and 2023, respectively, and $17.2 million and $17.6 million for the six months ended June 30, 2024 and 2023, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2024 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2024	$14,475	$3,000	$17,475
2025	29,381	6,000	35,381
2026	29,476	6,000	35,476
2027	30,534	6,000	36,534
2028	33,662	6,000	39,662
2029	32,877	6,000	38,877

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	June 30, 2024	December 31, 2023
Revolving line of credit	$62,000	$2,000
Term loan, net of deferred debt issuance costs of $421 and $524 in 2024 and 2023, respectively	114,167	114,064
2.625% convertible notes	—	70,000
2.250% convertible notes, net of deferred debt issuance costs of $12,454 and $14,581 in 2024 and 2023, respectively	787,546	785,419
Finance leases	2,177	2,365
Total debt	965,890	973,848
Less: Current portion	716	708
Total long-term debt	$965,174	$973,140

Seventh Amended and Restated Senior Credit Agreement

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan was payable in quarterly installments increasing over the term of the facility. During 2022, we made a $90.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments with the remaining balance due upon the expiration of the term loan facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. On July 19, 2024, we amended our seventh amended and restated senior credit agreement to exclude from the calculation of consolidated fixed charges the $70.0 million payment we made in February 2024 of our then-outstanding 2.625% Notes. Interest rates are at the Term Secured Overnight Financing Rate plus 0.114% ("Adjusted Term SOFR") (5.489% at June 30, 2024) plus an interest rate margin of 1.125% (6.614% at June 30, 2024). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

There were $114.6 million in borrowings outstanding on the term loan facility as of June 30, 2024. There were $62.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2024. Our available borrowings on the revolving credit facility at June 30, 2024 were $521.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2024. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

For the three months ended June 30, 2023, we have recorded interest expense on the 2.625% Notes of $0.5 million, and for the six months ended June 30, 2024 and 2023, we have recorded interest expense on the 2.625% Notes of $0.2 million and $0.9 million, respectively, at the contractual coupon rate of 2.625%.

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

For both the three months ended June 30, 2024 and 2023, we have recorded interest expense on the 2.250% Notes of $4.5 million, and for both the six months ended June 30, 2024 and 2023, we have recorded interest expense on the 2.250% Notes of $9.0 million, at the contractual coupon rate of 2.250%

The estimated fair value of the 2.250% Notes was approximately $716.2 million as of June 30, 2024 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

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

The scheduled maturities of long-term debt outstanding at June 30, 2024 are as follows:

Remaining, 2024	$—
2025	—
2026	176,588
2027	800,000
2028	—
2029	—
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

Changes in the liability for standard warranties for the six months ended June 30, are as follows:

	2024	2023
Balance as of January 1,	$1,802	$1,944

Provision for warranties	109	304
Claims made	(363)	(377)

Balance as of June 30,	$1,548	$1,871

Costs associated with extended warranty repairs are recorded as incurred and amounted to $2.6 million for both the six months ended June 30, 2024 and 2023.

Note 12 - Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$180	$194	$360	$388

Interest cost on projected benefit obligation	863	911	1,726	1,822

Expected return on plan assets	(1,101)	(1,032)	(2,202)	(2,064)

Net amortization and deferral	398	532	797	1,064

Net periodic pension cost	$340	$605	$681	$1,210

We do not expect to make any pension contributions during 2024. Non-service pension cost was immaterial for the three and six months ended June 30, 2024 and 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Orthopedic surgery	$139,537	$140,790	$274,449	$271,966
General surgery	192,560	176,862	369,922	341,155
Consolidated net sales	$332,097	$317,652	$644,371	$613,121

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

CONMED has been defending two Georgia State Court actions. The first action was filed in Cobb County by various employees, former employees, contract workers and others against CONMED and against a contract sterilizer (the "Cobb County Action"). Plaintiffs alleged personal injury and related claims purportedly arising from or relating to exposure to Ethylene Oxide, a chemical used to sterilize certain products. CONMED’s motion to dismiss action was heard on January 10, 2022, and the Court issued a ruling on June 15, 2022 dismissing 44 of the 51 plaintiffs' claims as precluded by the exclusive workers' compensation remedy, as well as one claim from a non-employee plaintiff. The remaining plaintiffs voluntarily dismissed their claims against CONMED such that all claims against CONMED in the Cobb County Action have now been dismissed and CONMED is no longer a named party to this case.

The second action was filed in Douglas County against CONMED’s landlord (the "Landlord Defendants") and other allegedly related entities (the "Douglas County Action"). Plaintiff alleged the same injuries as the Cobb County Action. Discovery closed in November 2023. The Landlord Defendants filed a Motion for Summary Judgment in March 2024 and oral arguments will occur in August 2024. As with any litigation, there are risks, including the risk that the Landlord defendants may not prevail with respect to the defense of the underlying claims, and that CONMED may not prevail in securing the adequate insurance to cover the indemnification of any judgment.

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

Chubb appealed that decision as well. Chubb subsequently withdrew its appeal in connection with a settlement between the parties. Chubb disputes the amount it owes in fees incurred by the Company's attorneys defending the Douglas County action going forward. Accordingly, CONMED has commenced a third action against Chubb in the Northern District to enforce the terms of the settlement agreement in the Douglas County Action. The court denied CONMED’s motion on pleading. The parties are now proceeding to define the scope of the discovery.

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

The government of Italy passed a law in late 2015 to tax medical device companies on revenue derived from sales to public hospitals. The tax is calculated and based on provincial spending over and above certain thresholds. The Italy medical device tax represents variable consideration in the form of a retroactive discount potentially owed to the customer, which is ultimately the Italian government. Since the law was enacted through September 2022, the Italian government essentially made no effort to administer or collect the tax. A lack of interpretative guidance and the complexity of the law resulted in uncertainty as to the actual amount of liability. In September 2022, the Italian government passed a further decree which, amongst other provisions, delegated administration and collection to the provincial level for the years 2015 – 2018. The Company challenged the imposition of the medical device tax in Italy, as did many other medical device companies, on the grounds that the law was never implemented properly with regulations. On July 22, 2024, the Italian Constitutional Court determined the tax to be constitutional, however, a 52% discount on amounts due for the years 2015-2018 was granted as part of the ruling. The Company has used its best estimate to record reserves related to the tax. No amounts have been remitted to date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Orthopedic surgery	42%	44%	43%	44%
General surgery	58%	56%	57%	56%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 84% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 44% of our consolidated net sales during both the six months ended June 30, 2024 and 2023.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.7	46.3	44.8	46.8
Gross profit	55.3	53.7	55.2	53.2
Selling and administrative expense	36.9	40.8	38.2	42.4
Research and development expense	4.2	4.3	4.3	4.3
Income from operations	14.2	8.6	12.7	6.5
Interest expense	2.9	3.1	3.0	3.3
Income before income taxes	11.3	5.5	9.8	3.2
Provision for income taxes	2.3	1.2	2.1	0.7
Net income	9.0%	4.3%	7.7%	2.5%

Net Sales

The following table presents net sales by product line for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended
			% Change
	2024	2023	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$139.5	$140.8	(0.9)%	0.8%	(0.1)%
General surgery	192.6	176.9	8.9%	0.5%	9.4%
Net sales	$332.1	$317.7	4.5%	0.7%	5.2%

Single-use products	$279.3	$264.8	5.5%	0.7%	6.2%
Capital products	52.8	52.9	(0.3)%	0.7%	0.4%
Net sales	$332.1	$317.7	4.5%	0.7%	5.2%

	Six Months Ended
			% Change
	2024	2023	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$274.5	$272.0	0.9%	0.5%	1.4%
General surgery	369.9	341.1	8.4%	0.4%	8.8%
Net sales	$644.4	$613.1	5.1%	0.4%	5.5%

Single-use products	$544.0	$514.0	5.8%	0.4%	6.2%
Capital products	100.4	99.1	1.3%	0.5%	1.8%
Net sales	$644.4	$613.1	5.1%	0.4%	5.5%

Net sales increased 4.5% and 5.1% in the three and six months ended June 30, 2024, respectively, compared to the same periods a year ago. The increases during the three and six months ended June 30, 2024 were primarily due to strong growth in the general surgery product line.

•Orthopedic surgery sales decreased 0.9% and increased 0.9% in the three and six months ended June 30, 2024, respectively. The decrease during the three months ended June 30, 2024 was primarily driven by longer recovery times from supply chain constraints in certain of our product offerings offset by continued growth in our BioBrace® product offerings and growth in our visualization products. The increase during the six months ended June 30, 2024 was primarily driven by growth in procedure specific and BioBrace® product offerings.

•General surgery sales increased 8.9% and 8.4% in the three and six months ended June 30, 2024, respectively, primarily due to growth in our AirSeal® and biliary product offerings.

Cost of Sales

Cost of sales increased to $148.4 million in the three months ended June 30, 2024 as compared to $147.0 million in the three months ended June 30, 2023 and increased to $288.7 million in the six months ended June 30, 2024 as compared to $287.1 million in the six months ended June 30, 2023. Gross profit margins increased 160 basis points to 55.3% in the three months ended June 30, 2024 as compared to 53.7% in the three months ended June 30, 2023. Gross profit margins increased 200 basis points to 55.2% in the six months ended June 30, 2024 as compared to 53.2% in the six months ended June 30, 2023.

The 160 and 200 basis point increases in gross profit margins during the three and six months ended June 30, 2024, respectively, were mainly due to favorable product mix as well as during the three and six months ended June 30, 2023, we incurred costs for the amortization of inventory step-up to fair value of $2.2 million and $4.3 million, respectively, related to the In2Bones acquisition.

Selling and Administrative Expense

Selling and administrative expense decreased to $122.5 million in the three months ended June 30, 2024 as compared to $129.7 million in the three months ended June 30, 2023, and decreased to $245.9 million in the six months ended June 30, 2024 as compared to $259.8 million in the six months ended June 30, 2023. Selling and administrative expense as a percentage of net sales decreased 390 basis points to 36.9% in the three months ended June 30, 2024 as compared to 40.8% in the three months ended June 30, 2023 and decreased 420 basis points to 38.2% in the six months ended June 30, 2024 as compared to 42.4% in the six months ended June 30, 2023. The decreases in selling and administrative expense as a percentage of net sales for the three and six months ended June 30, 2024 were primarily driven by:

•$(8.7) million and $(15.2) million of income related to fair value adjustments to contingent consideration in the three and six months ended June 30, 2024, respectively, compared to (income) expense of $(0.6) million and $3.8 million in the three and six months ended June 30, 2023, respectively, see Note 6;
•$2.1 million in costs related to the termination of distribution agreements during the three and six months ended June 30, 2023;
•$1.8 million and $6.1 million in costs related to the implementation of a new warehouse management system in the three and six months ended June 30, 2023, respectively. These costs mainly consisted of incremental freight, labor and travel costs as well as professional fees; and
•$1.6 million in costs consisting of severance related to the elimination of certain positions during the six months ended June 30, 2023.

These decreases are offset by $1.3 million and $2.7 million in costs incurred for third party services pertaining to potential issues with certain royalty payments to design surgeons during the three and six months ended June 30, 2024, respectively.

Research and Development Expense

Research and development expense increased to $14.1 million in the three months ended June 30, 2024 as compared to $13.6 million in the three months ended June 30, 2023, and increased to $27.7 million in the six months ended June 30, 2024 as compared to $26.1 million in the six months ended June 30, 2023. As a percentage of net sales, research and development expense decreased 10 basis points to 4.2% in the three months ended June 30, 2024 as compared to 4.3% in the three months ended June 30, 2023 and remained flat at 4.3% in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Spend as a percentage of sales was mainly driven by the timing of research and development projects.

Interest Expense

Interest expense decreased to $9.6 million in the three months ended June 30, 2024 from $10.0 million in the three months ended June 30, 2023 and decreased to $19.2 million in the six months ended June 30, 2024 from $20.3 million in the six months ended June 30, 2023. The weighted average interest rates on our borrowings increased to 3.22% in the three months ended June 30, 2024 as compared to 3.09% in the three months ended June 30, 2023. The weighted average interest rates on our borrowings increased to 3.20% in the six months ended June 30, 2024 as compared to 3.11% in the six months ended June 30, 2023. The decrease in interest expense in the three and six months ended June 30, 2024 was driven by lower weighted average borrowings outstanding during 2024.

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

Income tax expense has been recorded at an effective tax rate of 20.1% for the three months ended June 30, 2024 compared to 21.2% for the three months ended June 30, 2023. Income tax expense has been recorded at an effective tax rate of 21.1% for the six months ended June 30, 2024 compared to 21.7% for the six months ended June 30, 2023. The lower effective tax rates for the three and six months ended June 30, 2024 were primarily the result of the higher income in 2024 incurring a lower percentage of tax expense and income related to the fair value adjustments to contingent consideration which is not subject to federal tax. The three months ended June 30, 2024 included discrete income tax benefit from stock option exercises which decreased the effective tax rate by 0.1% as compared to the three months ended June 30, 2023 which included discrete income tax benefit from stock option exercises which reduced the effective tax rate by 8.4%. The six months ended June 30, 2024 included discrete income tax expense from stock option exercises which increased the effective tax rate by 0.1% and discrete income tax benefit related to acquired federal research credits which decreased the effective tax rate by 0.6% as compared to the discrete income tax benefit from stock option exercises which decreased the effective tax rate by 7.7% and discrete income tax expense from foreign related taxes which increased the effective tax rate by 1.8% for the six months ended June 30, 2023. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2023 under Note 9 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $357.4 million at June 30, 2024.  Net cash provided by operating activities was $72.4 million in the six months ended June 30, 2024 compared to net cash provided by operating activities of $22.8 million in the six months ended June 30, 2023, generated on net income of $49.7 million and $15.6 million for the six months ended June

30, 2024 and 2023, respectively. Significant changes in assets and liabilities affecting operating cash flows in the six months ended June 30, 2024 include the following:

•An increase in cash flows from accounts receivable due to timing of sales and cash receipts compared to the same period a year ago;
•A decrease in cash flows from inventory as we increased inventory to mitigate supply chain challenges;
•An increase in cash flows from accounts payable due to the timing of payments; and
•A decrease in cash flows from accrued compensation and benefits as a result of higher incentive compensation payments in the six months ended June 30, 2024 compared to the same period a year ago.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2024 decreased $4.2 million from the same period a year ago primarily due to capital expenditures being lower at $5.6 million in the six months ended June 30, 2024 compared to $8.8 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the six months ended June 30, 2024 was $61.1 million compared to net cash used in financing activities of $14.4 million during 2023. Below is a summary of the significant financing activities impacting the change during the six months ended June 30, 2024 compared to 2023:

•During the six months ended June 30, 2024, we repaid the remaining $70.0 million outstanding on the 2.625% Notes.
•During the six months ended June 30, 2024, we paid $39.4 million in contingent consideration related to the In2Bones and Biorez acquisitions.
•During the six months ended June 30, 2024, we had net borrowings on our revolving line of credit of $60.0 million, compared to net payments of $16.0 million in the same period a year ago.
•During the six months ended June 30, 2024, we had net cash proceeds of $2.3 million related to stock issued under employee plans compared to $15.3 million in the same period a year ago.

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

There were $114.6 million in borrowings outstanding on the term loan facility as of June 30, 2024. There were $62.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2024. Our available borrowings on the revolving credit facility at June 30, 2024 were $521.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2024. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

In February 2024, the Company repaid the remaining $70.0 million then outstanding of the 2.625% Notes through borrowings on our revolving credit facility and issued 0.1 million shares of the Company's common stock.

See Note 10 for further information on our financing agreements and outstanding debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through June 30, 2024, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2024. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

New Accounting Pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2024.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 5.  Other Information

On June 12, 2024, Curt Hartman, the Chair of the Board, President & Chief Executive Officer, adopted a trading plan with respect to 148,300 stock appreciation rights granted to Mr. Hartman as equity compensation (the "Hartman Plan"). The Hartman Plan is intended to satisfy the affirmative defense of Rule 105b-1(c), under the Securities Exchange Act of 1934, and terminates on February 27, 2025, the same date the grant expires.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

10.1
Fourth Amendment, dated July 19, 2024, to the Seventh Amended and Restated Credit Agreement, dated as of July 16, 2021, among CONMED Corporation, the foreign subsidiary borrowers from time to time party thereto, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

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
August 1, 2024