Form 10-Q
period 2024-09-30
CONMED Corp
filed 2024-10-31
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
September 30, 2024	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 28, 2024 is 30,890,853 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$316,701	$304,578	$961,071	$917,699

Cost of sales	137,706	136,519	426,383	423,629

Gross profit	178,995	168,059	534,688	494,070

Selling and administrative expense	99,730	125,295	345,611	385,080

Research and development expense	13,558	12,464	41,250	38,574

Operating expenses	113,288	137,759	386,861	423,654

Income from operations	65,707	30,300	147,827	70,416

Interest expense	9,252	10,019	28,440	30,271

Income before income taxes	56,455	20,281	119,387	40,145

Provision for income taxes	7,471	4,444	20,719	8,757

Net income	$48,984	$15,837	$98,668	$31,388

Comprehensive income	$48,701	$14,825	$94,121	$35,287

Per share data:

Net income
Basic	$1.59	$0.52	$3.20	$1.02
Diluted	1.57	0.50	3.17	0.99

Weighted average common shares
Basic	30,856	30,741	30,815	30,638
Diluted	31,112	31,689	31,148	31,563

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$38,467	$24,296
Accounts receivable, net	231,229	242,279
Inventories	342,550	318,324
Prepaid expenses and other current assets	28,753	30,750
Total current assets	640,999	615,649
Property, plant and equipment, net	117,415	120,722
Goodwill	806,871	806,844
Other intangible assets, net	625,569	649,484
Other assets	124,890	107,322
Total assets	$2,315,744	$2,300,021

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$717	$708
Accounts payable	104,571	88,224
Accrued compensation and benefits	61,417	70,069
Other current liabilities	115,606	151,728
Total current liabilities	282,311	310,729

Long-term debt	940,094	973,140
Deferred income taxes	65,820	60,902
Other long-term liabilities	94,623	121,028
Total liabilities	1,382,848	1,465,799

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2024 and 2023, respectively	313	313
Paid-in capital	470,880	446,535
Retained earnings	532,701	452,531
Accumulated other comprehensive loss	(54,717)	(50,170)
Less: 414,508 and 534,000 shares of common stock in treasury, at cost, in 2024 and 2023, respectively	(16,281)	(14,987)
Total shareholders’ equity	932,896	834,222
Total liabilities and shareholders’ equity	$2,315,744	$2,300,021

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	31,299	$313	$446,535	$452,531	$(50,170)	$(14,987)	$834,222
Common stock issued under employee plans			(562)			844	282
Stock-based compensation			6,240				6,240
Dividends on common stock ($0.20 per share)				(6,158)			(6,158)
Settlement of convertible notes hedge transactions			10,980			(10,980)	—
Settlement of convertible notes			(5,169)			5,169	—
Comprehensive income:
Cash flow hedging gain, net					4,448
Pension liability, net					301
Foreign currency translation adjustments					(4,380)
Net income				19,709
Total comprehensive income							20,078
Balance at March 31, 2024	31,299	$313	$458,024	$466,082	$(49,801)	$(19,954)	$854,664
Common stock issued under employee plans			(203)			1,217	1,014
Stock-based compensation			6,974				6,974
Dividends on common stock ($0.20 per share)				(6,163)			(6,163)
Comprehensive income:
Cash flow hedging loss, net					(1,874)
Pension liability, net					301
Foreign currency translation adjustments					(3,060)
Net income				29,976
Total comprehensive income							25,343
Balance at June 30, 2024	31,299	$313	$464,795	$489,895	$(54,434)	$(18,737)	$881,832
Common stock issued under employee plans			(38)			2,456	2,418
Stock-based compensation			6,123				6,123
Dividends on common stock ($0.20 per share)				(6,178)			(6,178)
Comprehensive income:
Cash flow hedging loss, net					(7,077)
Pension liability, net					301
Foreign currency translation adjustments					6,493
Net income				48,984
Total comprehensive income							48,701
Balance at September 30, 2024	31,299	$313	$470,880	$532,701	$(54,717)	$(16,281)	$932,896

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,299	$313	$413,235	$412,631	$(57,858)	$(22,776)	$745,545
Common stock issued under employee plans			556			2,044	2,600
Stock-based compensation			5,726				5,726
Dividends on common stock ($0.20 per share)				(6,113)			(6,113)
Comprehensive income:
Cash flow hedging gain, net					877
Pension liability, net					403
Foreign currency translation adjustments					1,596
Net income				1,819
Total comprehensive income							4,695
Balance at March 31, 2023	31,299	$313	$419,517	$408,337	$(54,982)	$(20,732)	$752,453
Common stock issued under employee plans			6,841			4,856	11,697
Stock-based compensation			6,422				6,422
Dividends on common stock ($0.20 per share)				(6,145)			(6,145)
Comprehensive income:
Cash flow hedging gain, net					503
Pension liability, net					403
Foreign currency translation adjustments					1,129
Net income				13,732
Total comprehensive income							15,767
Balance at June 30, 2023	31,299	$313	$432,780	$415,924	$(52,947)	$(15,876)	$780,194
Common stock issued under employee plans			765			384	1,149
Stock-based compensation			6,186				6,186
Dividends on common stock ($0.20 per share)				(6,149)			(6,149)
Comprehensive income:
Cash flow hedging gain, net					2,730
Pension liability, net					403
Foreign currency translation adjustments					(4,145)
Net income				15,837
Total comprehensive income							14,825
Balance at September 30, 2023	31,299	$313	$439,731	$425,612	$(53,959)	$(15,492)	$796,205

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$98,668	$31,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,406	12,148
Amortization of deferred debt issuance costs	4,256	4,558
Amortization	41,445	41,724
Stock-based compensation	19,336	18,334
Deferred income taxes	5,626	(891)
Non-cash adjustments to fair value of contingent consideration liability	(42,267)	6,949
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	10,781	(38,015)
Inventories	(24,436)	5,286
Accounts payable	15,345	8,133
Accrued compensation and benefits	(8,063)	5,461
Other assets	(10,293)	(21,978)
Other liabilities	826	(4,144)
Net cash provided by operating activities	123,630	68,953

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,044)	(14,177)
Other	—	(1,000)
Net cash used in investing activities	(9,044)	(15,177)

Cash flows from financing activities:
Payments on revolving line of credit	(567,000)	(560,000)
Proceeds from revolving line of credit	601,000	512,000
Payments to redeem convertible notes	(70,000)	—
Payments related to contingent consideration	(48,084)	—
Dividends paid on common stock	(18,474)	(18,353)
Other, net	2,628	14,687
Net cash used in financing activities	(99,930)	(51,666)

Effect of exchange rate changes on cash and cash equivalents	(485)	(550)

Net increase in cash and cash equivalents	14,171	1,560

Cash and cash equivalents at beginning of period	24,296	28,942

Cash and cash equivalents at end of period	$38,467	$30,502

Non-cash financing activities:
Dividends payable	$6,178	$6,149
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amount of revenue and expenses during the reporting period. While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 31, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$49,700	$133,451	$183,151	$46,273	$124,250	$170,523
Europe, Middle East & Africa	28,803	26,719	55,522	28,001	23,436	51,437
Asia Pacific	32,822	16,387	49,209	29,995	23,289	53,284
Americas (excluding the United States)	19,212	9,607	28,819	20,398	8,936	29,334
Total sales from contracts with customers	$130,537	$186,164	$316,701	$124,667	$179,911	$304,578

Timing of Revenue Recognition
Goods transferred at a point in time	$120,533	$183,929	$304,462	$115,722	$177,915	$293,637
Services transferred over time	10,004	2,235	12,239	8,945	1,996	10,941
Total sales from contracts with customers	$130,537	$186,164	$316,701	$124,667	$179,911	$304,578

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$155,975	$388,949	$544,924	$147,557	$362,223	$509,780
Europe, Middle East & Africa	97,024	83,043	180,067	93,703	72,032	165,735
Asia Pacific	90,280	54,721	145,001	93,365	58,632	151,997
Americas (excluding the United States)	61,707	29,372	91,079	62,008	28,179	90,187
Total sales from contracts with customers	$404,986	$556,085	$961,071	$396,633	$521,066	$917,699

Timing of Revenue Recognition
Goods transferred at a point in time	$374,100	$549,447	$923,547	$367,118	$515,529	$882,647
Services transferred over time	30,886	6,638	37,524	29,515	5,537	35,052
Total sales from contracts with customers	$404,986	$556,085	$961,071	$396,633	$521,066	$917,699

Contract liability balances related to the sale of extended warranties to customers are as follows:

	September 30, 2024	December 31, 2023

Contract liability	$18,180	$17,962

Revenue recognized during the nine months ended September 30, 2024 and September 30, 2023 from amounts included in contract liabilities at the beginning of the periods were $11.6 million and $10.4 million, respectively. There were no material contract assets as of September 30, 2024 and December 31, 2023.

Note 5 - Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$48,984	$15,837	$98,668	$31,388

Other comprehensive income (loss):
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of $(2,264) and $873 for the three months ended September 30, 2024 and 2023, respectively, and $(1,441) and $1,315 for the nine months ended September 30, 2024 and 2023, respectively)	(7,077)	2,730	(4,504)	4,110
Pension liability, net of income tax (income tax expense of $97 and $129 for the three months ended September 30, 2024 and 2023, respectively, and $291 and $387 for the nine months ended September 30, 2024 and 2023, respectively)	301	403	904	1,210
Foreign currency translation adjustment	6,493	(4,145)	(947)	(1,421)

Comprehensive income	$48,701	$14,825	$94,121	$35,287

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$117	$(18,766)	$(31,521)	$(50,170)

Other comprehensive loss before reclassifications, net of tax	(1,754)	—	(947)	(2,701)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(3,630)	1,195	—	(2,435)
Income tax	880	(291)	—	589

Net current-period other comprehensive income (loss)	(4,504)	904	(947)	(4,547)

Balance, September 30, 2024	$(4,387)	$(17,862)	$(32,468)	$(54,717)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$2,497	$(23,749)	$(36,606)	$(57,858)

Other comprehensive income (loss) before reclassifications, net of tax	8,692	—	(1,421)	7,271
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(6,048)	1,597	—	(4,451)
Income tax	1,466	(387)	—	1,079

Net current-period other comprehensive income (loss)	4,110	1,210	(1,421)	3,899

Balance, September 30, 2023	$6,607	$(22,539)	$(38,027)	$(53,959)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	September 30, 2024	December 31, 2023
Forward exchange contracts	Cash flow hedge	$222,548	$223,839
Forward exchange contracts	Non-designated	49,273	55,789

The remaining time to maturity as of September 30, 2024 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain Reclassified from AOCI
	Three Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2024	2023	Location of amount reclassified	2024	2023	2024	2023

Foreign exchange contracts	$(9,073)	$6,180	Net Sales	$316,701	$304,578	$270	$1,095
			Cost of Sales	137,706	136,519	(2)	1,482
Pre-tax gain (loss)	$(9,073)	$6,180				$268	$2,577
Tax expense (benefit)	(2,199)	1,498				65	625
Net gain (loss)	$(6,874)	$4,682				$203	$1,952

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain Reclassified from AOCI
	Nine Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2024	2023	Location of amount reclassified	2024	2023	2024	2023

Foreign exchange contracts	$(2,314)	$11,471	Net Sales	$961,071	$917,699	$2,260	$2,585
			Cost of Sales	426,383	423,629	1,370	3,463
Pre-tax gain (loss)	$(2,314)	$11,471				$3,630	$6,048
Tax expense (benefit)	(560)	2,779				880	1,466
Net gain (loss)	$(1,754)	$8,692				$2,750	$4,582

.
At September 30, 2024, $3.4 million of net unrealized losses on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains (losses) from derivative instruments not accounted for as hedges and gains (losses) on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2024	2023	2024	2023

Net gain (loss) on currency forward contracts	Selling and administrative expense	$(1,513)	$227	$(631)	$630
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$1,108	$(552)	$(1,102)	$(1,831)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at September 30, 2024 and December 31, 2023:

September 30, 2024	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$866	$(5,342)	$(4,476)
Foreign exchange contracts	Other long-term liabilities	42	(1,355)	(1,313)
		$908	$(6,697)	$(5,789)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	17	(100)	(83)

Total derivatives		$925	$(6,797)	$(5,872)

December 31, 2023	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$3,761	$(3,197)	$564
Foreign exchange contracts	Other long-term liabilities	24	(433)	(409)
		$3,785	$(3,630)	$155

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	39	(209)	(170)

Total derivatives		$3,824	$(3,839)	$(15)

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2024 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from the In2Bones, Global Inc. ("In2Bones") and Biorez, Inc. ("Biorez") acquisitions using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of September 30, 2024:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	7.33%	12.54%
Revenue volatility	19.53%	22.27%
Projected year of payment	2024-2026	2024-2026

Adjustments to the fair value of contingent consideration for In2Bones were driven principally by the level of In2Bones revenue and reflect various factors, including a delayed recovery from supply chain constraints, delays in product registrations and integration disruptions. Biorez adjustments to fair value of contingent consideration principally relate to the level of Biorez revenue driven by the expected timing of clinical trial results. Changes in the fair value of contingent consideration liabilities for the nine months ended September 30, 2024 and 2023 are as follows:

	In2Bones		Biorez
	2024	2023	2024	2023
Balance as of January 1,	$41,393	$70,198	$128,751	$116,234

Payments	(3,028)	—	(45,056)	—
Changes in fair value of contingent consideration	(27,269)	860	(14,999)	6,089

Balance as of September 30,	$11,096	$71,058	$68,696	$122,323

Contingent consideration of $30.9 million and $48.9 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at September 30, 2024. Contingent consideration of $77.6 million and $92.5 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at December 31, 2023.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	September 30, 2024	December 31, 2023
Raw materials	$107,186	$107,262
Work-in-process	31,411	29,463
Finished goods	203,953	181,599
Total	$342,550	$318,324

Note 8 - Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares.

The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$48,984	$15,837	$98,668	$31,388

Basic weighted average shares outstanding	30,856	30,741	30,815	30,638

Stock compensation	256	770	333	758

Warrants	—	—	—	15

Convertible notes	—	178	—	152

Diluted weighted average shares outstanding	31,112	31,689	31,148	31,563

Net income (per share)
Basic	$1.59	$0.52	$3.20	$1.02
Diluted	1.57	0.50	3.17	0.99

The shares used in the calculation of diluted EPS exclude stock options and stock appreciation rights to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 3.4 million and 3.2 million for the three and nine months ended September 30, 2024, respectively, and 1.7 million and 1.8 million for the three and nine months ended September 30, 2023, respectively.

Note 9 - Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2024 are as follows:

Balance as of December 31, 2023	$806,844

Foreign currency translation	27

Balance as of September 30, 2024	$806,871
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	September 30, 2024			December 31, 2023
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$369,948	$(201,001)	$369,930	$(188,486)

Sales representation, marketing and promotional rights	25	149,376	(76,500)	149,376	(72,000)

Developed technology	18	320,204	(52,248)	320,204	(44,558)

Patents and other intangible assets	16	84,634	(55,388)	82,594	(54,120)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,010,706	$(385,137)	$1,008,648	$(359,164)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.8 million and $8.7 million for the three months ended September 30, 2024 and 2023, respectively, and $26.0 million and $26.3 million for the nine months ended September 30, 2024 and 2023, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2024 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2024	$7,259	$1,500	$8,759
2025	29,453	6,000	35,453
2026	29,565	6,000	35,565
2027	30,622	6,000	36,622
2028	33,750	6,000	39,750
2029	32,966	6,000	38,966

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
Revolving line of credit	$36,000	$2,000
Term loan, net of deferred debt issuance costs of $411 and $524 in 2024 and 2023, respectively	114,177	114,064
2.625% convertible notes	—	70,000
2.250% convertible notes, net of deferred debt issuance costs of $11,390 and $14,581 in 2024 and 2023, respectively	788,610	785,419
Finance leases	2,024	2,365
Total debt	940,811	973,848
Less: Current portion	717	708
Total long-term debt	$940,094	$973,140

Seventh Amended and Restated Senior Credit Agreement

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan was payable in quarterly installments increasing over the term of the facility. During 2022, we made a $90.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments with the remaining balance due upon the expiration of the term loan facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. On July 19, 2024, we amended our seventh amended and restated senior credit agreement to exclude from the calculation of consolidated fixed charges the $70.0 million payment we made in February 2024 of our then-outstanding 2.625% Notes. Interest rates are at the Term Secured Overnight Financing Rate plus 0.114% ("Adjusted Term SOFR") (4.990% at September 30, 2024) plus an interest rate margin of 1.125% (6.114% at September 30, 2024). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

There were $114.6 million in borrowings outstanding on the term loan facility as of September 30, 2024. There were $36.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2024. Our available borrowings on the revolving credit facility at September 30, 2024 were $547.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2024. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

For the three months ended September 30, 2023, we have recorded interest expense on the 2.625% Notes of $0.5 million, and for the nine months ended September 30, 2024 and 2023, we have recorded interest expense on the 2.625% Notes of $0.2 million and $1.4 million, respectively, at the contractual coupon rate of 2.625%.

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

For both the three months ended September 30, 2024 and 2023, we have recorded interest expense on the 2.250% Notes of $4.5 million, and for both the nine months ended September 30, 2024 and 2023, we have recorded interest expense on the 2.250% Notes of $13.5 million, at the contractual coupon rate of 2.250%

The estimated fair value of the 2.250% Notes was approximately $745.8 million as of September 30, 2024 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

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

The scheduled maturities of long-term debt outstanding at September 30, 2024 are as follows:

Remaining, 2024	$—
2025	—
2026	150,588
2027	800,000
2028	—
2029	—
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

Changes in the liability for standard warranties for the nine months ended September 30, are as follows:

	2024	2023
Balance as of January 1,	$1,802	$1,944

Provision for warranties	308	388
Claims made	(578)	(569)

Balance as of September 30,	$1,532	$1,763

Costs associated with extended warranty repairs are recorded as incurred and amounted to $3.8 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 12 - Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$180	$194	$540	$582

Interest cost on projected benefit obligation	863	911	2,589	2,733

Expected return on plan assets	(1,101)	(1,032)	(3,303)	(3,096)

Net amortization and deferral	398	532	1,195	1,597

Net periodic pension cost	$340	$605	$1,021	$1,816

We do not expect to make any pension contributions during 2024. Non-service pension cost was immaterial for the three and nine months ended September 30, 2024 and 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Orthopedic surgery	$130,537	$124,667	$404,986	$396,633
General surgery	186,164	179,911	556,085	521,066
Consolidated net sales	$316,701	$304,578	$961,071	$917,699

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

CONMED has been defending two Georgia State Court actions. The first action was filed in May 2020 in Cobb County by various employees, former employees, contract workers and others against CONMED and against a contract sterilizer (the "Cobb County Action"). Plaintiffs alleged personal injury and related claims purportedly arising from or relating to exposure to Ethylene Oxide, a chemical used to sterilize certain products. CONMED’s motion to dismiss action was heard on January 10, 2022, and the Court issued a ruling on June 15, 2022 dismissing 44 of the 51 plaintiffs' claims as precluded by the exclusive workers' compensation remedy, as well as one claim from a non-employee plaintiff. The remaining plaintiffs voluntarily dismissed their claims against CONMED such that all claims against CONMED in the Cobb County Action have now been dismissed and CONMED is no longer a named party to this case.

The second action was filed in April 2021 in Douglas County against CONMED’s landlord and other allegedly related entities (the "Douglas County Action"). Plaintiff alleged the same injuries as the Cobb County Action. In July 2024, CONMED reached an agreement in principle to settle this matter for an amount covered by CONMED's insurance. As with any litigation, there are risks, including the risk that the settlement agreement might not be finalized, that the Landlord defendants may not prevail with respect to the defense of the underlying claims, and that CONMED may not prevail in securing the adequate insurance to cover the indemnification of any judgment.

CONMED submitted the foregoing claims for insurance coverage. One insurer is providing coverage for certain of the claims asserted directly against the Company. CONMED litigated two lawsuits in the United States District Court for the Northern District of New York with Federal Insurance Company (“Chubb”): one involving CONMED’s claim for coverage for the indemnification claims arising from the Cobb County Action, and the other concerning CONMED’s claim for coverage for the indemnification claims arising from the Douglas County Action. On March 10, 2022, the Court ruled in favor of CONMED with respect to coverage for the indemnification claims arising from the Cobb County Action. Chubb's motion for reconsideration was denied, and Chubb filed a notice of appeal. On August 9, 2022, CONMED won a similar ruling finding in its favor and against Chubb as to the coverage case concerning the Douglas County Action. Chubb appealed that decision as well. Chubb subsequently withdrew its appeal in connection with a settlement between the parties. Chubb disputes the amount it owes in fees incurred by the Company's attorneys defending the Douglas County Action going forward. Accordingly, CONMED has commenced a third action against Chubb in the Northern District of New York to enforce the terms of the settlement agreement in the Douglas County Action. The court denied CONMED’s motion on pleading. The parties are now proceeding to define the scope of the discovery.

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

Amounts reported in millions within this Quarterly Report on Form 10-Q are computed based on the amounts in thousands. As a result, the sum of the components may not equal the total amount reported in millions due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Orthopedic surgery	41%	44%	42%	44%
General surgery	59%	56%	58%	56%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 85% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 43% and 44% of our consolidated net sales during the nine months ended September 30, 2024 and 2023, respectively.

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

During the latter part of the third quarter of 2024, the path of Hurricane Helene impacted the Company’s manufacturing facility in Largo, Florida and the Company’s distribution center in Lithia Springs, Georgia. The Company prioritizes the safety of its employees, and ceased manufacturing operations at its Largo, Florida facility for approximately 24 hours. Then, during the early part of the fourth quarter of 2024, the path of Hurricane Milton impacted the Company's manufacturing facility in Largo, Florida and we again ceased manufacturing operations for four days. The facilities did not incur any significant damage as a result of these hurricanes, we have confirmed the safety of our employees and the Company has resumed normal operations. We are monitoring the impact these hurricanes had, and may continue to have, on hospitals and surgery centers, as well as supply chain, but cannot quantify the impact at this time.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.5	44.8	44.4	46.2
Gross profit	56.5	55.2	55.6	53.8
Selling and administrative expense	31.5	41.1	36.0	42.0
Research and development expense	4.3	4.1	4.3	4.2
Income from operations	20.7	9.9	15.4	7.7
Interest expense	2.9	3.3	3.0	3.3
Income before income taxes	17.8	6.7	12.4	4.4
Provision for income taxes	2.4	1.5	2.2	1.0
Net income	15.5%	5.2%	10.3%	3.4%

Net Sales

The following table presents net sales by product line for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended
			% Change
	2024	2023	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$130.5	$124.7	4.7%	0.5%	5.2%
General surgery	186.2	179.9	3.5%	0.1%	3.6%
Net sales	$316.7	$304.6	4.0%	0.3%	4.3%

Single-use products	$270.8	$253.3	6.9%	0.3%	7.2%
Capital products	45.9	51.3	(10.6)%	0.2%	(10.4)%
Net sales	$316.7	$304.6	4.0%	0.3%	4.3%

	Nine Months Ended
			% Change
	2024	2023	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$405.0	$396.6	2.1%	0.5%	2.6%
General surgery	556.1	521.1	6.7%	0.3%	7.0%
Net sales	$961.1	$917.7	4.7%	0.4%	5.1%

Single-use products	$814.8	$767.3	6.2%	0.4%	6.6%
Capital products	146.3	150.4	(2.7)%	0.3%	(2.4)%
Net sales	$961.1	$917.7	4.7%	0.4%	5.1%

Net sales increased 4.0% and 4.7% in the three and nine months ended September 30, 2024, respectively, compared to the same periods a year ago. The increases during the three and nine months ended September 30, 2024 were primarily due to growth in both the orthopedic surgery and general surgery product lines.

•Orthopedic surgery sales increased 4.7% and 2.1% in the three and nine months ended September 30, 2024, respectively, primarily due to growth in our sports medicine and BioBrace® product offerings.

•General surgery sales increased 3.5% and 6.7% in the three and nine months ended September 30, 2024, respectively, primarily due to growth in our AirSeal® and biliary product offerings.

Cost of Sales

Cost of sales increased to $137.7 million in the three months ended September 30, 2024 as compared to $136.5 million in the three months ended September 30, 2023 and increased to $426.4 million in the nine months ended September 30, 2024 as compared to $423.6 million in the nine months ended September 30, 2023. Gross profit margins increased 130 basis points to 56.5% in the three months ended September 30, 2024 as compared to 55.2% in the three months ended September 30, 2023. Gross profit margins increased 180 basis points to 55.6% in the nine months ended September 30, 2024 as compared to 53.8% in the nine months ended September 30, 2023.

The 130 and 180 basis point increases in gross profit margins during the three and nine months ended September 30, 2024, respectively, were mainly due to favorable product mix as well as during the three and nine months ended September 30, 2023, we incurred costs for the amortization of inventory step-up to fair value of $2.2 million and $6.5 million, respectively, related to the In2Bones acquisition.

Selling and Administrative Expense

Selling and administrative expense decreased to $99.7 million in the three months ended September 30, 2024 as compared to $125.3 million in the three months ended September 30, 2023, and decreased to $345.6 million in the nine months ended September 30, 2024 as compared to $385.1 million in the nine months ended September 30, 2023. Selling and administrative expense as a percentage of net sales decreased 960 basis points to 31.5% in the three months ended September 30, 2024 as compared to 41.1% in the three months ended September 30, 2023 and decreased 600 basis points to 36.0% in the nine months ended September 30, 2024 as compared to 42.0% in the nine months ended September 30, 2023. The decreases in selling and administrative expense as a percentage of net sales for the three and nine months ended September 30, 2024 were primarily driven by:

•$27.0 million and $42.3 million of income related to fair value adjustments to contingent consideration in the three and nine months ended September 30, 2024, respectively, compared to expense of $3.2 million and $6.9 million in the three and nine months ended September 30, 2023, respectively, see Note 6;
•$2.1 million in costs related to the termination of distribution agreements during the nine months ended September 30, 2023;
•$6.1 million in costs related to the implementation of a new warehouse management system in the nine months ended September 30, 2023. These costs mainly consisted of incremental freight, labor and travel costs as well as professional fees;
•$1.6 million in costs consisting of severance related to the elimination of certain positions during the nine months ended September 30, 2023; and
•overall decrease in selling and administrative expense as a percentage of sales as we leverage our existing selling and administrative structure.

These decreases are offset by $1.9 million and $4.6 million in costs incurred for third party services pertaining to potential issues with certain royalty payments to design surgeons during the three and nine months ended September 30, 2024, respectively.

Research and Development Expense

Research and development expense increased to $13.6 million in the three months ended September 30, 2024 as compared to $12.5 million in the three months ended September 30, 2023, and increased to $41.3 million in the nine months ended September 30, 2024 as compared to $38.6 million in the nine months ended September 30, 2023. As a percentage of net sales, research and development expense increased 20 basis points to 4.3% in the three months ended September 30, 2024 as compared to 4.1% in the three months ended September 30, 2023 and increased 10 basis points to 4.3% in the nine months ended September 30, 2024 as compared to 4.2% in the nine months ended September 30, 2023. Spend as a percentage of sales was mainly driven by the timing of research and development projects.

Interest Expense

Interest expense decreased to $9.3 million in the three months ended September 30, 2024 from $10.0 million in the three months ended September 30, 2023 and decreased to $28.4 million in the nine months ended September 30, 2024 from $30.3 million in the nine months ended September 30, 2023. The weighted average interest rates on our borrowings decreased to 3.15% in the three months ended September 30, 2024 as compared to 3.17% in the three months ended September 30, 2023. The weighted average interest rates on our borrowings increased to 3.18% in the nine months ended September 30, 2024 as compared to 3.13% in the nine months ended September 30, 2023. The decrease in interest expense in the three months ended September 30, 2024 was driven by lower weighted average borrowings outstanding and lower weighted average interest rates during 2024. The decrease in interest expense in the nine months ended September 30, 2024 was driven by lower weighted average borrowings outstanding during 2024.

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

Income tax expense has been recorded at an effective tax rate of 13.2% for the three months ended September 30, 2024 compared to 21.9% for the three months ended September 30, 2023. Income tax expense has been recorded at an effective tax rate of 17.4% for the nine months ended September 30, 2024 compared to 21.8% for the nine months ended September 30, 2023. The lower effective tax rates for the three and nine months ended September 30, 2024 were primarily the result of the higher income in 2024 incurring a lower percentage of tax expense and income related to the fair value adjustments to contingent consideration which is not subject to federal tax. The three months ended September 30, 2024 included discrete income tax expense from stock option exercises which increased the effective tax rate by 0.1% and discrete income tax benefit from finalizing the 2023 federal tax return which decreased the effective tax rate by 2.1%. The three months ended September 30, 2023 included discrete income tax benefit from stock option exercises which reduced the effective tax rate by 0.3% and discrete income tax benefit from finalizing the 2022 federal tax return which decreased the effective tax rate by 7.4%. The nine months ended September 30, 2024 included discrete income tax expense from stock option exercises which increased the effective tax rate by 0.1%, discrete income tax benefit related to acquired federal research credits which decreased the effective tax rate by 0.3% and discrete income tax benefit from finalizing the 2023 federal tax return which decreased the effective tax rate by 1.0%. The nine months ended September 30, 2023 included discrete income tax benefit from stock option exercises which decreased the effective tax rate by 3.7%, discrete income tax benefit from finalizing the 2022 tax return which decreased the effective tax rate by 3.7%, and discrete income tax expense from foreign related taxes which increased the effective tax rate by 0.9%. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2023 under Note 9 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $358.7 million at September 30, 2024.  Net cash provided by operating activities was $123.6 million in the nine months ended September 30, 2024 compared to net cash provided by operating activities of $69.0 million in the nine months ended September 30, 2023, generated on net income of $98.7 million and $31.4 million for the nine months ended September 30, 2024 and 2023, respectively. Significant changes in assets and liabilities affecting operating cash flows in the nine months ended September 30, 2024 include the following:

•An increase in cash flows from accounts receivable due to timing of sales and cash receipts compared to the same period a year ago;
•A decrease in cash flows from inventory as we increased inventory to mitigate supply chain challenges;
•An increase in cash flows from accounts payable due to the timing of payments; and
•A decrease in cash flows from accrued compensation and benefits as a result of higher incentive compensation payments in the nine months ended September 30, 2024 compared to the same period a year ago.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2024 decreased $6.1 million from the same period a year ago primarily due to capital expenditures being lower at $9.0 million in the nine months ended September 30, 2024 compared to $14.2 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the nine months ended September 30, 2024 was $99.9 million compared to net cash used in financing activities of $51.7 million during 2023. Below is a summary of the significant financing activities impacting the change during the nine months ended September 30, 2024 compared to 2023:

•During the nine months ended September 30, 2024, we repaid the remaining $70.0 million outstanding on the 2.625% Notes.
•During the nine months ended September 30, 2024, we paid $48.1 million in contingent consideration related to the In2Bones and Biorez acquisitions.
•During the nine months ended September 30, 2024, we had net borrowings on our revolving line of credit of $34.0 million, compared to net payments of $48.0 million in the same period a year ago.
•During the nine months ended September 30, 2024, we had net cash proceeds of $5.0 million related to stock issued under employee plans compared to $16.5 million in the same period a year ago.

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

There were $114.6 million in borrowings outstanding on the term loan facility as of September 30, 2024. There were $36.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2024. Our available borrowings on the revolving credit facility at September 30, 2024 were $547.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2024. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

In February 2024, the Company repaid the remaining $70.0 million then outstanding of the 2.625% Notes through borrowings on our revolving credit facility and issued 0.1 million shares of the Company's common stock.

See Note 10 for further information on our financing agreements and outstanding debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through September 30, 2024, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2024. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

New Accounting Pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2024.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 5.  Other Information

During the quarter ended September 30, 2024, none of the members of our Board of Directors or officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), under the Securities Exchange Act of 1934.

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
Executive Vice President, Finance &
Chief Financial Officer

Date:
October 31, 2024