Form 10-K
period 2024-12-31
CONMED Corp
filed 2025-02-18
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2024	Commission file number:	001-39218

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		16-0977505
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
11311 Concept Boulevard
Largo,	Florida	33773
(Address of principal executive offices)		(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $1.6 billion based upon the closing price of the Company’s common stock on the NYSE Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 12, 2025 was 30,908,835.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Definitive Proxy Statement and any other informational filings for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2024

CONMED CORPORATION

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

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
•pandemics and health crises, and the responses thereto by governments and hospitals;
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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 and became a Delaware corporation in May 2020.  CONMED is a medical technology company that provides devices and equipment for surgical procedures.  The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.  The Company’s 3,900 employees distribute its products worldwide from three primary manufacturing locations.  Our headquarters are located in Largo, Florida.

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

•Active Participation in the Medical Community.  We believe that working relationships with physicians and others in the medical industry enable us to gain an understanding of trends and emerging opportunities.  Active participation allows us to quickly respond to the changing needs of physicians and patients. In addition, we are an active sponsor of medical education both in the United States and internationally, offering training on new and innovative surgical techniques as well as other medical education programs on the use of our products.

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2024	2023	2022
Orthopedic surgery	42%	43%	44%
General surgery	58	57	56
Consolidated net sales	100%	100%	100%
Net sales (in thousands)	$1,307,015	$1,244,744	$1,045,472

Orthopedic Surgery

We design, manufacture and globally distribute products which enable orthopedic surgeons to surgically address sports medicine injuries in the knee, hip, shoulder and lower extremities. In these procedures, we offer products such as BioBrace®, TruShot® with Y-Knot® All-In-One Soft Tissue Fixation System, Y-Knot® All-Suture Anchors, and Argo™ Knotless Suture Anchors which provide unique clinical solutions to orthopedic surgeons for the augmentation and repair of soft tissue injuries. In addition to implants, we offer supporting products that enable surgeons to perform minimally invasive sports medicine surgeries. These products include powered resection instruments as well as fluid management and visualization systems and the related single-use products which are marketed under a number of brands, including CONMED Linvatec®, Concept® and Shutt®. Our product offering for the extremity market includes a portfolio of arthroplasty, biologic, fracture and fixation systems for foot and ankle surgery with products such as the Quantum® Total Ankle System and the CoLink® plating system. We compete with Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Johnson & Johnson: DePuy Mitek, Inc.; Zimmer Biomet, Inc.; Paragon 28, Inc. and Treace Medical Concepts, Inc.

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

In 2024, approximately 77% of orthopedic surgery revenue came from single-use products that are expected to be recurring.

General Surgery

Our general surgery product line offers a large range of products in the areas of advanced surgical and advanced endoscopic technologies.

Our advanced surgical product offering includes the leading clinical insufflation system (AirSeal®). AirSeal® includes the proprietary valveless access ports that deliver significant benefits to traditional minimally invasive surgery and robotic surgical procedures. The Buffalo Filter acquisition complemented the CONMED portfolio of smoke removal devices, which provides the Company with the broadest portfolio of single-use and capital smoke evacuation products available in the medical device market today. In addition to AirSeal® and the Buffalo Filter® products, the Company manufactures and sells an extensive energy line and a broad offering of endomechanical products. The electrosurgical offering consists of monopolar and bipolar generators, argon beam coagulation generators, handpieces, smoke management systems and other accessories. Our endomechanical products offer a full line of instruments, including the Anchor1 line of tissue retrieval bags, trocars, suction irrigation devices, graspers, scissors and dissectors, used in minimally invasive surgery. Our competition includes Medtronic plc; Johnson & Johnson: Ethicon Endo-Surgery, Inc.; Stryker Endoscopy; Olympus Corporation; ERBE Elektromedizin GmbH; and Applied Medical Resources Corporation.

Our advanced endoscopic technologies offering includes a comprehensive line of therapeutic and diagnostic products used in gastroenterology procedures which utilize flexible endoscopes, as well as patient monitoring products. In addition to these offerings, we offer a unique energy platform specifically designed for gastroenterology and pulmonology procedures. Devices include products for dilation, hemostasis, biliary, stricture management, infection prevention and patient monitoring. Patient monitoring includes ECG electrodes, EEG electrodes and cardiac defibrillation pads. Our competition includes Boston
1Anchor is a trademark of the Anchor Products Company, Addison, Illinois.

Scientific Corporation - Endoscopy; Cook Medical, Inc.; Merit Medical Endotek; Olympus Corporation; STERIS Corporation - U.S. Endoscopy; Cantel Medical- Medivators, Inc.; Cardinal Health Inc. and 3M Company.

In 2024, approximately 91% of general surgery revenue came from single-use products that are expected to be recurring.

International

Expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 countries. International sales efforts are coordinated through local country dealers (including sub-distributors or sales agents) or through direct in-country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 32% of our consolidated net sales in 2024.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals, surgery centers and other healthcare institutions as well as through medical specialty distributors.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2024, 2023 and 2022.

A significant portion of our U.S. sales are to customers affiliated with GPOs, IDNs and other large national or regional accounts, as well as to the Veterans Administration and other hospitals operated by the Federal government.  For hospital inventory management purposes, some of our customers prefer to purchase our products through independent third-party medical device distributors.

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

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and technological and design improvements. We maintain close working relationships with surgeons, inventors and other healthcare professionals who often suggest to us new product and technology ideas, principally in procedure-specific areas.  In certain cases, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $6.8 million, $5.3 million and $3.2 million in 2024, 2023 and 2022, respectively.

Amounts expended for Company research and development were approximately $54.4 million, $52.6 million and $47.2 million during 2024, 2023 and 2022, respectively.

Intellectual Property

Patents and other proprietary rights, in general, are important to our business. We have rights to intellectual property, including United States patents and foreign equivalent patents which cover a wide range of our products with expiration dates from 2025 to 2043.  We own a majority of these patents and have exclusive and non-exclusive licensing rights to the remainder.  We believe that the development of new products and technological and design improvements to existing products will continue to be important to our competitive position.

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

CONMED Workforce Overview

One of CONMED's core values is our belief in the power of engaged talent. As of December 31, 2024, we had approximately 3,900 full-time employees, including approximately 2,400 in operations and the remaining in sales, marketing, research and development and administration.

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

CONMED is committed to pay equity for all employees. We conduct an annual review of our pay equity globally by role, location, and gender, and also by ethnic diversity in the U.S. If pay equity issues are identified that cannot be explained by historical performance, time in role, tenure, or other job-related factors, we work to address the inequity in a timely fashion.

Diversity and Inclusion

A demonstrated commitment to diversity and inclusion is vital to CONMED's success as we seek out individuals who bring their unique capabilities to our Company. We believe that diverse teams stimulate innovation, enhance our understanding of the needs of our global customer base and ultimately deliver better results for our stakeholders. We value individual strengths and we believe that hiring and retaining employees of all different backgrounds and experiences permits us to better serve our customers, shareholders and other stakeholders. We also recognize that representation of diversity in the workforce is not enough to have the impact desired, so we encourage inclusion and belonging in addition to representation.

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

In May 2024, 98% of our global workforce participated in the survey, and all team members were invited to participate in subsequent team action planning sessions. During these sessions, survey results are reviewed and discussed. Additionally, the team agrees upon action items they can take to improve their engagement and make CONMED an even better place to work. Following these sessions, managers meet with their teams periodically to discuss progress on agreed upon action items. Due to the commitment of our global team members, CONMED’s global engagement average overall score increased year-over-year.

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

The results of our business are directly tied to the economic conditions in the healthcare industry and the broader economy as a whole. We believe that the health care industry will continue to be impacted by judicial decisions, increasing regulation, political and legal action at both the federal and state/local levels in the United States and internationally, and US executive orders, and it is uncertain how such developments will affect our business.  We will continue to monitor and manage the impact of the overall economic environment on the Company.

Market volatility and uncertainty related to inflation and its effects, which could potentially contribute to poor economic conditions, may contribute to or enhance some of the risks described herein. Any of these effects, or others that we are not able to predict, could adversely affect our business, financial condition or results of operations. Any deterioration in global economic conditions could also have material adverse effects on our business, financial condition or results of operations, even if our direct exposure to the affected region is limited. Global political trends could increase the probability of a deterioration in global economic conditions.

In this regard, approximately 15% of our 2024 revenues are derived from the sale of capital products.  The sales of such products may be negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

Public health crises have had, and may continue to have, an adverse effect on certain aspects of our business, financial condition, or results of operations. The nature and extent of future impacts are highly uncertain and unpredictable.

We face a wide variety of risks related to public health crises, epidemics, pandemics or similar events, which could have an adverse effect on certain aspects of our business, financial condition, or results of operations. For example, during the COVID-19 pandemic, in some geographies or territories, our field-based sales representatives were limited in their ability to travel to service or call on customers. Further, some hospitals delayed certain procedures to reserve space for COVID-19 patients or experienced slowdowns due to staffing shortages. If a new health epidemic or outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19, including adverse impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility and other financial impacts. If any of these were to occur, our future results and performance could be adversely impacted.

Limitations on the availability of Ethylene Oxide (“EtO”) sterilization services may limit our ability to sell certain sterile products.

Approximately 31% of our products when measured in terms of revenues for 2024, are sterilized by third-party sterilizers using ethylene oxide, a chemical which, when present or used in high levels or concentrations, has raised some environmental concerns in some areas within the United States, with the result that some EtO sterilization facilities have closed, or are threatened with closure, either temporarily or permanently, in connection with government enforcement actions or enhanced regulations prompted by environmental concerns. We have been able to secure EtO sterilization services to date, and do not currently expect sterilization availability to have a material impact on our business.  If, however, there are further restrictions on capacity or further government actions adverse to EtO sterilization, it is possible that we could be impacted materially in the future.

As a medical device manufacturer that interacts with physicians and health care providers domestically and internationally, we face risks under domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act and similar statutes in other countries, and government enforcement actions more generally.

Manufacturers of medical devices have been the subject of various investigations and enforcement actions relating to interactions with health care providers, both domestically and internationally. The interactions with domestic health care providers are subject to various federal and state laws and regulations, including the federal Anti-Kickback Statute, which prohibits entities from knowingly and willfully soliciting, offering, receiving or paying remuneration (including kickbacks or bribes) in exchange for or to induce the referral of an individual for the purchase, order, lease or recommendation of any good, item or service for which payment may be made under federal healthcare programs; and the federal civil False Claims Act, which prohibits individuals or entities from knowingly presenting or causing to be presented false or fraudulent claims for payment or knowingly using false statements to obtain payment from the federal government. Suits filed under the False Claims Act may be brought by “relators” or “whistleblowers” on behalf of the government, who may share in amounts paid by the entity to the government in fines or settlement. Also, many states have enacted laws similar to the federal Anti-Kickback Statute and the False Claims Act, and some of these may be broader in scope in that some extend to all payors.

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

We also must comply with a variety of other laws that impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals and others. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.

Furthermore, due to the nature of our business, which includes the sourcing, marketing and manufacturing of medical devices, we regularly become involved in disputes, litigation and regulatory matters. Litigation is inherently unpredictable, disruptive, and time consuming, and we cannot predict the timing, outcome or impact of any such investigations. For example, we voluntarily informed the U.S. Department of Justice ("DOJ") of potential issues with certain royalty payments related to surgeons involved in design teams. We are fully cooperating with the DOJ and their review of this matter. Although we are currently unable to predict the outcome of the investigations or the potential impact, if any, on our business, financial condition, and results of operations, the impacts could potentially be significant and material. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or entry into Corporate Integrity Agreements (CIAs) with governmental agencies. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations.

These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to investigate, audit and monitor compliance or to alter our practices. We continue to implement enhancements to our overall compliance program in light of evolving interpretations of laws and regulations. Violations or alleged violations of these laws could result in litigation, and we may be subject to criminal or civil penalties and sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs.

No inquiry or claim that we currently face or have faced to date, and no report of misconduct that we have received to date, has had a material adverse effect on our business, financial condition or results of operations. There can be no assurance, however, that any pending inquiries will not become investigations or enforcement actions, or the costs associated with responding to such inquiries, investigations, enforcement actions or investigations relating to reports of misconduct will not have a material adverse effect on our business, financial condition or results of operations.

Failure to comply with regulatory requirements may result in recalls, loss of revenues, fines or other materially adverse implications.

As a manufacturer of medical devices, we are governed by a global regulatory environment that is increasingly stringent, unpredictable and complex. The products and services we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other supranational, national, federal, regional, state and local governmental authorities.

We have ongoing responsibilities under FDA regulations, the EU MDR and other supranational, national, federal, regional, state and local requirements. These requirements relate to quality systems, recordkeeping, labeling, promotional and marketing requirements, adverse event reporting regulations and other matters, which are subject to continual review and are monitored rigorously through periodic inspections by regulators, which may result in observations (such as on FDA Form 483), and in some cases warning letters, that require corrective action or other forms of enforcement. There can be no assurance that the costs of responding to such inspections will not be material. Additionally, the availability of designated European notified body services to certify compliance with the new EU MDR requirements is limited, which may delay the marketing approval for some of our products under the EU MDR (and, potentially, the UK MDR). Furthermore, regulators strictly regulate the promotional claims that we may make about approved or cleared products.

We incur significant costs to comply with regulations, including the EU MDR. If we fail to comply with applicable regulatory requirements, we may be subject to a range of sanctions, including substantial fines, warning letters that require corrective action, product seizures, recalls, import restrictions, the suspension of product manufacturing or sales, revocation of approvals, exclusion from future participation in government healthcare programs, substantial fines and criminal prosecution.

Moreover, we are generally required to obtain regulatory clearance or approval prior to marketing a new product. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA clearance, and requirements for such approvals may differ from FDA requirements.

Our manufacturing processes and facilities are subject to FDA’s Quality System Regulations ("QSR"), and many of our products are subject to industry-defined standards. We may not be able to comply with these regulations and standards due to deficiencies in component parts or our manufacturing processes. If we are not able to comply with the QSR or industry-defined standards, we may not be able to fill customer orders and we may decide to cease production or sale of non-compliant products. Failure to produce products could affect our business, financial condition or results of operations and could lead to loss of customers.

Our products are subject to product recall and we have conducted product recalls in the past.  Although no recall has had a material adverse effect on our business, financial condition or results of operations, we cannot be certain that regulatory issues will not have a material adverse effect on our business, financial condition or results of operations in the future or that product recalls will not harm our reputation and our customer relationships.

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

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs.  In the U.S., such efforts include national healthcare reform, trends towards managed care, cuts in Medicare reimbursement for procedures, consolidation of healthcare distribution companies and collective purchasing arrangements by GPOs and IDNs.

In addition to U.S. initiatives to reduce healthcare costs and expenses, we experience similar pricing pressure in other countries in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented a volume-based procurement (“VBP”) process designed to reduce medical spending, which has in the past resulted in, and could in the future result in, reduced margins on covered devices and products, required renegotiation of distributor arrangements, and incurrence of inventory-related charges. In cases where our product is not selected in VBP, sales of that product are substantially impacted. Similarly, the Italian Public Administration has implemented a Pay Back Law to obtain reimbursement from the medical device industry to contribute to government overspending on medical devices beginning in 2015. Additional cost reduction and recovery strategies are likely to be proposed in various jurisdictions, the effects of which are difficult to predict, but may have a material adverse effect on our business, financial condition or results of operations.

With a global footprint and supply chain, our results and operations could be adversely affected by raw material shortages, inflation, price increases, economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events.

We use a variety of raw materials in our businesses, and our reliance on certain suppliers and commodity markets to secure raw materials used in our products exposes us to volatility in the prices and availability of raw materials. Significant shortages or inflation could increase our operating costs and adversely impact the competitive positions of our products. In some instances, we participate in commodity markets that may be subject to allocations by suppliers.

In addition, risks exist in our supply chain including the number of suppliers that provide a limited number of materials, and a sole source and single source arrangements due to the quality, intellectual property or geopolitical considerations or constraints associated with regulatory requirements. If suppliers are unable or unwilling to deliver materials, products or services as a result of financial difficulties, acquisition by a third party, natural disasters or otherwise, we may not be able to manufacture or have available one or more products during such period of unavailability and our business could suffer.

In certain cases, we may not be able to establish additional or replacement suppliers for such materials or service providers for such services in a timely or cost-effective manner, often as a result of FDA and other regulations that require, among other things, validation of materials, components and services prior to their use in or with our products. In certain instances, we have been unable to meet our commitments to customers due to supply chain challenges, which has led to loss of sales. An inability to meet demand due to supply chain challenges has in the past resulted in, and could in the future result in, an adverse impact to our reputation, the competitive position of our products and our business, and increase in our operating efficiencies and/or costs.

The increases in costs or availability of raw materials may be exacerbated as a result of the conflicts in Ukraine and the Middle East and ongoing global supply chain challenges. In addition, increased inflation in wages and materials and the imposition of tariffs may also increase our costs, or retaliatory tariffs imposed by other governments would also increase our costs. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Where possible, we have addressed increasing supply chain costs in pricing, yet continued cost pressures and raw material availability have had and may continue to have an adverse effect on our business, financial condition or results of operations.

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

Changes in the competitive landscape, including the development of new or competitive technologies may reduce or eliminate demand for our products and affect our financial performance. Our products also could be rendered obsolete or uneconomical by our failure to successfully develop or introduce new products and technologies, the inability to keep pace with technology, or the obsolescence of components for our existing product portfolio. In addition, many of our competitors are substantially larger with greater financial resources which may allow them to more rapidly develop or acquire new products. Additional factors that may result in delays of new product introductions or cancellation of our plans to manufacture and market new or existing products or which may impact adoption and market acceptance of our products include:

•research and development delays or failures;
•capital and other financial constraints;
•delays or failures in securing regulatory approvals; and
•the potential inability to secure clinical data demonstrating the efficacy of our products or to develop such data on a timely basis.

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
•prepay and/or modify the terms of certain indebtedness; and

•pursue acquisitions.

These covenants, unless waived, may prevent us from pursuing and/or securing acquisitions, significantly limit our operating and financial flexibility and/or limit our ability to respond to changes in our business or competitive activities.  Our ability to comply with such provisions may be affected by events beyond our control.  In the event of any default under our credit agreement, the credit agreement lenders may elect to declare all amounts borrowed under our credit agreement, together with accrued interest, to be due and payable.  If we were unable to repay such borrowings, the credit agreement lenders could proceed against collateral securing the credit agreement which consists of substantially all of our property and assets.  Our credit agreement also contains a material adverse effect clause which may limit our ability to access additional funding under our credit agreement should a material adverse change in our business occur.

We may not be able to generate sufficient cash to service our indebtedness and other obligations, and, our leverage and debt service requirements may require us to adopt alternative business strategies.

As of December 31, 2024, we had $914.6 million of debt outstanding, representing 48% of total capitalization. In particular, on June 6, 2022, we completed an $800 million offering of the 2.250% Convertible Notes due 2027 (the "2.250% Notes" or the “Convertible Notes”) through a private offering pursuant to Rule 144A (the “2.250% Notes Offering”). We may not have sufficient cash flow available to enable us to meet our obligations.  If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital.  We cannot be certain that any of these strategies could be implemented on terms acceptable to us, if at all.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8.

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

We may incur substantial additional indebtedness, including secured indebtedness. As of December 31, 2024, we have $583.4 million of availability under the senior credit agreement. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the debt that is not similarly secured. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our senior credit agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

The conditional conversion features of our 2.250% Notes if triggered, may adversely affect our financial condition.

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

We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related, information assets used in or necessary to conduct business.  We leverage our internal IT infrastructures, and those of our business partners or other third parties, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information, and other types of sensitive business-related information. In limited instances, we may also come into possession of information related to patients of our physician customers. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. In addition, the laws and regulations governing security of data on IT systems and otherwise collected, processed, stored, transmitted, disclosed and disposed of by companies are evolving, adding another layer of complexity in the form of new requirements. We have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of third party service providers with expertise in cybersecurity, employee training and security policies for employees and third-party providers. In addition, we currently maintain cybersecurity insurance, although the cost of cybersecurity insurance has been increasing and there can be no assurances that we will continue to maintain cybersecurity insurance at the same levels of coverage, or at all. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and difficult to anticipate by implementing adequate preventative measures.

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

Likewise, the California Consumer Privacy Act ("CCPA") imposes obligations on companies that conduct business in California, and meet other requirements, with respect to the collection or sale of specified personal information. In November 2020, voters in the State of California approved the California Privacy Rights Act (“CPRA”), a ballot measure that amends and supplements the CCPA by, among other things, expanding certain rights relating to personal information and its use, collection, deletion, and disclosure by covered businesses. Compliance with the CCPA, the CPRA, and other state statutes, common law, or regulations designed to protect consumer, employee, or job applicant personal information could potentially require substantive technology infrastructure and process changes across many of our businesses. Other jurisdictions are also implementing or proposing a variety of data privacy laws and regulations. Further, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies or incidents arising from other cyber-attacks. Any data security breaches, cyber-attacks, malicious intrusions or significant disruptions could result in actions by regulatory bodies and/or civil litigation, any of which could materially and adversely affect our business, financial condition, results of operations, reputation or competitive position.

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

We rely on various software programs and information technology systems to run our business, some of which may be old or no longer supported and requiring replacements or updates. The failure of any of these software systems or information technology systems to operate properly, or disruptions associated with updating or implementing new software or information technology systems, may have a material adverse effect on our business, financial condition or results of operations.

We rely on various software programs and information technology systems to run our business, some of which may be old, have suffered outages, or may no longer be supported. System disruptions could cause the Company to incur incremental costs and expenses in connection with resolving ongoing or implementation issues. To the extent that these disruptions recur and/or persist over time, this could negatively impact our competitive position and our relationships with our customers and thus could have a material adverse effect on our business, financial condition or results of operations. For example, in the fourth quarter of 2022, we launched a new warehouse management system (“WMS”), which caused service level disruptions that impacted our ability to ship certain quantities of finished goods to customers. Although we believe sales are no longer being delayed or lost as a result of WMS issues, there can be no assurances that such issues will not re-occur.

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

The FDA and several states have statutory authority to regulate allograft processing and allograft-based materials. The FDA could identify deficiencies in future inspections of MTF or MTF's suppliers or promulgate future regulatory rulings that could have an adverse effect on our business, financial condition or results of operations.

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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding international patents on products expiring at various dates from 2025 through 2043 and have additional patent applications pending.  See Item 1 Business “Research and Development” and “Intellectual Property” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial, and we may not prevail.

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

Damage to our physical properties as a result of hurricanes, tornadoes, earthquakes, fires, droughts, extreme temperatures, flooding or other natural or man-made disaster may cause a financial loss and a loss of customers.

Our manufacturing facilities or our suppliers’ manufacturing facilities could be damaged or disrupted by, among other things, a natural disaster, terrorist activity, interruption of utilities or public health crises (such as the COVID-19 pandemic). Although we have obtained property damage and business interruption insurance where we deem appropriate, a major catastrophe (such as a fire, flood, hurricane or other natural disaster) in any of the areas where we or our suppliers conduct operations could result in a prolonged interruption of all or a substantial portion of our business. For example, the path of Hurricane Helene temporarily impacted our manufacturing facility in Largo, Florida and our distribution center in Lithia Springs, Georgia. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We may not have insurance to adequately compensate us for any of these events.

Shifts in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, fires, droughts, extreme temperatures or flooding. These shifts could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities and other customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities and decreased revenues than what we have experienced in the past from such events.

Our insurance coverage is limited to certain caps, and our insurance may not be adequate to cover future losses.

We maintain insurance coverage for physical damage to our property and casualty losses, product liability, cybersecurity and data privacy losses. We also maintain third-party insurance for resultant losses that could occur during a business interruption. However, we are required to pay deductibles, and our insurance coverage is limited to certain caps, therefore our insurance may not be adequate to cover future losses.  Any increase in the frequency or severity of natural disaster events could result in increased insurance premiums.

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

A significant portion of our revenues, approximately 43% of 2024 consolidated net sales, were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China, Japan, and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 32% of our total net sales in 2024.  The remaining 11% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in jurisdictions outside the United States, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  While we have a hedging strategy involving foreign currency forward contracts for 2024, our revenues and earnings are only partially protected from foreign currency translation if the United States dollar strengthens as compared with currencies such as the Euro.  Further, as of the date of this Form 10-K, we have not entered into any foreign currency forward contracts beyond 2026. Our international presence exposes us to certain other inherent risks, including:

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

Violations of environmental, social and governance laws and regulations and climate change initiatives could materially and adversely affect our business, financial condition, and results of operations.

Our business and facilities and those of our suppliers are subject to a number of federal, state, local and international laws and regulations governing environmental, social and governance (“ESG”) matters. Governments, investors, customers, employees and other stakeholders have been increasingly focused on corporate responsibility practices and disclosures, and expectations in this area continue to rapidly evolve. Implementation of measures to meet ESG requirements and expectations involves risks and uncertainties, requires investments and depends in part on third party performance or data that is outside our control.

The quickly evolving landscape could result in greater regulatory requirements or expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we fail to comply with current or future ESG laws and regulations, we could be subject to fines or penalties, and/or be prohibited from selling our products in certain countries. Moreover, the increasing attention to corporate responsibility initiatives could also result in reduced demand for our products, reduced profits and increased litigation and exposure.

If we are unable to satisfy evolving criteria, investors and other stakeholders may conclude that our policies and/or actions with respect to corporate responsibility matters are inadequate. If we fail or are perceived to have failed to comply with corporate responsibility laws and regulations, meet evolving expectations or accurately disclose our progress, we could face legal and regulatory proceedings and our reputation, business, financial condition and results of operations could be adversely impacted.

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

During the fiscal year ended December 31, 2024 and through the date of the filing of this Form 10-K, we have not identified any specific risks from cybersecurity threats that have materially affected, or are reasonably likely to affect, our business strategy, results of operations, or financial condition. The risk factors related to cybersecurity threats identified to be reasonably likely to affect, our business strategy, results of operations, or financial condition are included in “Item 1A. Risk Factors - Other Risks Related to Our Business”.

Item 2.  Properties

Facilities

The following table sets forth certain information with respect to our principal operating facilities.  We believe that our facilities are generally well maintained, are suitable to support our business and adequate for present and anticipated needs.

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Lithia Springs, GA	330,000	Lease	September 2034
Chihuahua, Mexico	207,720	Lease	October 2029
Chihuahua, Mexico	40,626	Lease	March 2028
Brussels, Belgium	58,276	Lease	June 2030
Mississauga, Canada	36,054	Lease	July 2036
Greenwood Village, CO	27,763	Lease	April 2025
Westborough, MA	19,533	Lease	November 2025
Frenchs Forest, Australia	16,959	Lease	July 2025

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the New York Stock Exchange ("NYSE") under the symbol “CNMD”. At January 31, 2025, there were 445 registered holders of our common stock and approximately 84,334 accounts held in “street name”.

Our Board of Directors has authorized a share repurchase program; see Note 10 for further details.

The Board of Directors declared a quarterly cash dividend of $0.20 per share in 2023 and 2024. The fourth quarter dividend for 2024 was paid on January 3, 2025 to shareholders of record as of December 20, 2024. The total dividend payable at December 31, 2024 was $6.2 million and is included in other current liabilities in the consolidated balance sheet. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors. See "Item 1A. Risk Factors - Other Risk Factors Related to our Business - Our Board of Directors may, in the future, limit or discontinue payment of a dividend on common stock."

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

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Amounts reported in millions within this Form 10-K are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.

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

	2024	2023	2022
Orthopedic surgery	42%	43%	44%
General surgery	58	57	56
Consolidated net sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 85% of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 43% in 2024, 44% in 2023 and 45% in 2022.

Business Environment

The Company has been and continues to be impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We work with suppliers to mitigate these impacts; however, we expect these challenges to continue in 2025. This will likely continue to impact our results of operations and we therefore have engaged a consulting firm to evaluate and propose improvements in our manufacturing operations. See "Item 1A. Risk Factors" for more information.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing of our single reporting unit during the fourth quarter of 2024. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value of our reporting unit continues to exceed carrying value.

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

Contingent Consideration

Certain acquisitions involve potential payments of future consideration that is contingent upon the acquired businesses reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities, and projected revenues. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, revenue volatilities, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within selling and administrative expense in the consolidated statements of comprehensive income (loss). The fair value of contingent consideration at December 31, 2024 was $11.2 million for the In2Bones acquisition and $61.0 million for the Biorez acquisition. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. See Note 16 for further discussion of contingent consideration.

Pension Plan

We sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen. In conjunction with the pension plan, we recorded a pension benefit obligation totaling $69.2 million as of December 31, 2024. In accounting for this pension plan, we are required to make a number of assumptions, including the discount rate and mortality. The discount rate represents the interest rate used in estimating the present value of projected cash flows to settle the Company’s pension obligations. The discount rate assumption is determined by using a full yield curve approach, which involves applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlates to the relevant projected cash flows. The mortality assumptions are based on the Pri-2012 Mortality Tables using the MP-2021 mortality improvement scale.

In performing a sensitivity analysis on the pension benefit obligation, a 0.25% increase in our discount rate would decrease the pension benefit obligation by $1.3 million and a 0.25% decrease in the discount rate would increase the pension benefit obligation by $1.4 million. See Note 13 for further discussion of the pension plan.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	43.9	45.7	45.4
Gross profit	56.1	54.3	54.6
Selling and administrative expense	36.6	40.4	43.4
Research and development expense	4.2	4.2	4.5
Income from operations	15.3	9.7	6.7
Interest expense	2.9	3.2	2.8
Other expense	—	—	10.7
Income (loss) before income taxes	12.5	6.5	(6.8)
Provision for income taxes	2.3	1.3	0.9
Net income (loss)	10.1%	5.2%	(7.7)%

Net Sales

The following table presents net sales by product line for the years ended December 31, 2024, 2023 and 2022:

			% Change from 2023 to 2024
	2024	2023	As Reported	Impact of Foreign Currency	Constant Currency [a]
Orthopedic surgery	$544.0	$533.1	2.0%	0.5%	2.5%
General surgery	763.0	711.6	7.2%	0.3%	7.5%
Net sales	$1,307.0	$1,244.7	5.0%	0.3%	5.3%

Single-use products	$1,112.1	$1,038.5	7.1%	0.3%	7.4%
Capital products	194.9	206.2	-5.5%	0.4%	-5.1%
Net sales	$1,307.0	$1,244.7	5.0%	0.3%	5.3%

			% Change from 2022 to 2023
	2023	2022	As Reported	Impact of Foreign Currency	Constant Currency [a]
Orthopedic surgery	$533.1	$461.5	15.5%	2.2%	17.7%
General surgery	711.6	584.0	21.9%	1.5%	23.4%
Net sales	$1,244.7	$1,045.5	19.1%	1.8%	20.9%

Single-use products	$1,038.5	$874.9	18.7%	1.8%	20.5%
Capital products	206.2	170.6	20.9%	1.9%	22.8%
Net sales	$1,244.7	$1,045.5	19.1%	1.8%	20.9%

(a) Refer to Non-GAAP Financial Measures below for further details.

Net sales increased 5.0% in 2024 due to growth in both the orthopedic surgery and general surgery product lines.

•Orthopedic surgery sales increased 2.0% in 2024 as a result of growth in our sports medicine and BioBrace® product offerings.
•General surgery sales increased 7.2% in 2024 as a result of growth in our AirSeal® and biliary product offerings.

Cost of Sales
Cost of sales was $574.0 million in 2024 compared to $568.5 million in 2023.  Gross profit margins were 56.1% in 2024 and 54.3% in 2023.  The increase in gross profit margin of 1.8 percentage points in 2024 was mainly due to favorable product mix as well as during 2023 we incurred costs for the amortization of inventory step-up to fair value of $8.6 million related to the In2Bones acquisition.

Selling and Administrative Expense

Selling and administrative expense was $478.3 million in 2024 compared to $503.0 million in 2023. Selling and administrative expense as a percentage of net sales was 36.6% in 2024 and 40.4% in 2023.

The decrease in selling and administrative expense as a percentage of net sales in 2024 was primarily driven by:

•a decrease of $38.6 million in costs related to fair value adjustments to contingent consideration ($41.0 million of income in 2024 compared to $2.4 million of income in 2023), see Note 16;
•$6.8 million in costs related to the implementation of a new warehouse management system during 2023. These costs mainly consisted of incremental freight, labor and professional fees; and
•efficiency improvements in our distribution sites.

These decreases were partially offset by $5.1 million in costs incurred during 2024 for third party services pertaining to the review of potential issues with certain royalty payments to surgeons involved in design teams.

Salesforce and commissions, marketing, general & administrative costs and amortization expense in 2024 were in line with 2023 as a percentage of sales.

Research and Development Expense

Research and development expense was $54.4 million in 2024 and $52.6 million in 2023.  As a percentage of net sales, research and development expense was 4.2% in both 2024 and 2023. The increase in spending in 2024 compared to 2023 was related to the timing of projects.

Interest Expense

Interest expense decreased to $37.3 million in 2024 compared to $39.8 million in 2023.  The weighted average interest rates on our borrowings were 3.15% in 2024 increasing from 3.12% in 2023. The decrease in interest expense in 2024 was driven by lower weighted average borrowings outstanding during 2024.

Provision for Income Taxes

A provision for income taxes was recorded at an effective rate of 18.8% and 20.3% in 2024 and 2023, respectively. As compared to the federal statutory rate of 21.0%, the 2024 effective tax rate was lower primarily due to the change in fair value of contingent consideration that is excluded from income for tax purposes, federal tax benefits from the research credit and US tax on worldwide earnings at different rates. These benefits were offset by state tax expense and foreign tax expense from jurisdictions with higher statutory tax rates. The 2023 effective tax rate was lower primarily due to federal tax benefits from the research credit and US tax on worldwide earnings at different rates. These benefits were offset by state tax expense and foreign tax expense from jurisdictions with higher statutory tax rates. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 9.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the seventh amended and restated senior credit agreement and outstanding convertible notes. We have historically met these liquidity requirements with funds generated from operations, borrowings under our revolving credit facility and issuances of debt in the capital markets. In addition, we have historically used term borrowings, including borrowings under the amended and restated senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions, including payments of contingent consideration. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering.

We had total cash on hand at December 31, 2024 of $24.5 million, of which approximately $20.2 million was held by our foreign subsidiaries outside the United States with unremitted earnings. During 2024, we redeployed $9.0 million of cash from certain non-U.S. subsidiaries primarily for U.S. debt reduction. We may repatriate funds from certain foreign subsidiaries in the future. Refer to Note 9 for further details.

Operating Cash Flows

Our net working capital position was $361.9 million at December 31, 2024.  Net cash provided by operating activities was $167.0 million in 2024 and $125.3 million in 2023 generated on net income of $132.4 million in 2024 and $64.5 million in 2023.   The change in cash provided by operating activities in 2024 as compared to 2023 was mainly driven by higher net income. In addition, below is a summary of significant changes in assets and liabilities:

•An increase in cash flows from accounts receivable due to timing of sales and cash receipts compared to the same period a year ago;
•A decrease in cash flows from inventory as we increased inventory due to supply chain challenges; and

•A decrease in cash flows from accrued compensation and benefits as a result of higher incentive compensation payments during 2024 compared to 2023.

Investing Cash Flows

Net cash used in investing activities decreased by $6.9 million in the year ended December 31, 2024 mainly due to capital expenditures being lower at $13.1 million in 2024 compared to $19.0 million in the year ended December 31, 2023.

Financing Cash Flows

Financing activities in 2024 used cash of $151.0 million compared to $110.4 million in 2023. Below is a summary of the significant financing activities impacting the change during 2024 compared to 2023:

•During 2024, we repaid the remaining $70.0 million outstanding on the 2.625% Notes.
•During 2024, we paid $56.9 million in contingent consideration related to the In2Bones and Biorez acquisitions compared to $13.9 million in 2023.
•During 2024, we had net payments on our revolving line of credit of $2.0 million, compared to $68.0 million in 2023.
•During 2024, we had net cash proceeds of $5.5 million related to stock issued under employee plans compared to $18.1 million in 2023.
•During 2024, we did not make any payments on our term loan compared to $20.0 million in payments in 2023.

Other Liquidity Matters

Our cash balances and cash flows generated from operations may be used to fund strategic investments, business acquisitions, including contingent consideration payments, working capital needs, research and development, common stock repurchases and payments of dividends to our shareholders. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our seventh amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures, dividend payments and common stock repurchases in the foreseeable future. In addition, management believes we could access capital markets, as necessary, to fund future business acquisitions.

We are also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We continue to monitor our spending and expenses in light of these factors. However, we may need to take further steps to reduce our costs, or to refinance our debt. See “Item 1A. Risk Factors - Risks Related to Our Indebtedness."

There were $114.6 million in borrowings outstanding on the term loan facility as of December 31, 2024. There were no borrowings outstanding under the revolving credit facility as of December 31, 2024. Our available borrowings on the revolving credit facility at December 31, 2024 were $583.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2024. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

In February 2024, we repaid the $70.0 million then outstanding of the 2.625% Notes through borrowings on our revolving credit facility and issued 0.1 million shares of our common stock.

See Note 8 for further information on our financing agreements and outstanding debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2024, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We have not purchased any shares of common stock under the share repurchase program during 2024.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

The Board of Directors declared a quarterly cash dividend of $0.20 per share in 2023 and 2024. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors. See "Item 1A. Risk Factors - Other Risks Related to our Business - Our Board of Directors may, in the future, limit or discontinue payment of a dividend on common stock."

We expect an increased level of capital spending during the year ending December 31, 2025 compared to 2024. Capital spending will be monitored and controlled as the year progresses. We expect to use operating cash flows to satisfy capital spending requirements.

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2024.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  Contingent consideration represents the fair value of the current and non-current portions that while not certain if and/or when the payments will be made, are our best estimate of such payments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$914,588	$—	$914,588	$—	$—
Contingent consideration payments	72,217	35,397	36,820	—	—
Purchase obligations	156,971	153,634	3,327	10	—
Lease obligations	53,711	8,808	14,852	10,966	19,085
Total contractual obligations	$1,197,487	$197,839	$969,587	$10,976	$19,085

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 8).  The above table also does not include unrecognized tax benefits of approximately $1.2 million, the timing and certainty of recognition for which is not known (See Note 9).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under two shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of stock options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-based and equity-related awards.  The exercise price on all outstanding stock options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs are valued at the market value of the underlying stock on the date of grant.  PSUs are valued using a Monte Carlo valuation model at the date of grant. Stock options, SARs, and RSUs are generally non-transferable other than on death and generally become exercisable over a four to five year period from date of grant.  PSUs are generally non-transferable other than on death and cliff vest after three years from date of grant. Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock (See Note 10). Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income (loss) was $25.6 million, $24.3 million and $21.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Foreign Currency Risk

Approximately 43% of our total 2024 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Brazil, Canada, China, Japan and

Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 32% of our total net sales in 2024.  The remaining 11% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2024, foreign currency exchange rates, including the effects of the hedging program, caused sales to decrease by approximately $4.0 million.

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

Interest Rate Risk

At December 31, 2024, we had approximately $114.6 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2025 than they did in 2024, interest expense would increase, and income before income taxes would decrease by $1.1 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2025 than they did in 2024, our interest expense would decrease, and income before income taxes would increase by $1.1 million.

Item 8.  Financial Statements and Supplementary Data

Our 2024 Financial Statements are included in this Form 10-K beginning on page 44 and incorporated by reference herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

During the quarter ended December 31, 2024, none of the members of our Board of Directors or Executive Officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), under the Securities Exchange Act of 1934.

We have adopted an insider trading policy governing the purchase, sale and other disposition of our securities by members of our Board of Directors, Executive Officers and employees, and by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors”, “Executive Officers” and “Delinquent Section 16(a) Reports" in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, "Pay Versus Performance", “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change in Control”, “Non-Employee Director Compensation,” “Pay Ratio” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2025.

Information relating to shareholder approved compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,864,128	$93.00	2,170,925
Equity compensation plans not approved by security holders	—	—	—
Total	3,864,128	$93.00	2,170,925

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Directors Nominees”, “Executive Officers” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	44

	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	45

	Consolidated Balance Sheets at December 31, 2024 and 2023	47

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022	48

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022	49

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	50

	Notes to Consolidated Financial Statements	52

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II) for the Years Ended December 31, 2024, 2023 and 2022	82

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

CONMED CORPORATION

By: /s/ Patrick J. Beyer
Patrick J. Beyer
(President and Chief Executive Officer)

Date:
February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. BEYER	President and
Patrick J. Beyer	Chief Executive Officer	February 18, 2025
(Principal Executive Officer)

/s/ TODD W. GARNER	Executive Vice President, Finance and
Todd W. Garner	Chief Financial Officer	February 18, 2025
(Principal Financial and Principal Accounting Officer)

/s/ MARTHA GOLDBERG ARONSON
Martha Goldberg Aronson	Chair of the Board	February 18, 2025

/s/ DAVID BRONSON
David Bronson	Director	February 18, 2025

/s/ BRIAN P. CONCANNON
Brian P. Concannon	Director	February 18, 2025

/s/ LAVERNE COUNCIL
Laverne Council	Director	February 18, 2025

/s/ CHARLES M. FARKAS
Charles M. Farkas	Director	February 18, 2025

/s/ BARBARA SCHWARZENTRAUB
Barbara Schwarzentraub	Director	February 18, 2025

/s/ JOHN L. WORKMAN
John L. Workman	Director	February 18, 2025

Exhibit Index

Exhibit No.		Description

2.1	-
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
Amended and Restated Certificate of Incorporation of CONMED Corporation (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2023).

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
Fourth Amendment, dated July 19, 2024, to the Seventh Amended and Restated Credit Agreement, dated as of July 16, 2021, among CONMED Corporation, the foreign subsidiary borrowers from time to time party thereto, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.12	-
Indenture, dated as of January 29, 2019, by and between CONMED Corporation and MUFG Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.13	-
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

10.55	-
Sports Medicine Joint Development and Distribution Agreement by and between Musculoskeletal Transplant Foundation, Inc. and CONMED Corporation dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 3, 2012).

10.56	-
Securities Purchase Agreement, dated as of December 13, 2018, by and between CONMED Corporation and Filtration Group FGC LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2018).

10.57	-
Agreement and Plan of Merger, dated as of May 4, 2022, by and among CONMED Corporation, Odyssey Merger Sub, Inc., In2Bones Global, Inc. and Sheryl Moroschak, solely in her capacity as representative of In2Bones’ equity holders (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2022).

10.58	-
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

10.59	-	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2006).

10.60	-	Amended and Restated 1999 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on November 3, 2009).

10.61	-	Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on July 27, 2012).

10.62	-	Amended and Restated 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 23, 2015).

10.63	-	2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrants Form S-8 filed on November 5, 2018).

10.64	-
2002 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.65	-	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.66	-	CONMED Corporation Amended and Restated 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit E of the Registrant’s Proxy Statement on Schedule 14A filed on April 10, 2020).

10.67	-
Amended and Restated 2007 Non-Employee Director Equity Compensation Plan of CONMED Corporation (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 3, 2010).

10.68	-	Amended and Restated 2016 Non-Employee Director Equity Compensation Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 28, 2016).

10.69	-
Amended and Restated 2020 Non-Employee Director Equity Compensation Plan of CONMED Corporation (incorporated by reference to Exhibit D of the Registrant’s Proxy Statement on Schedule 14A filed on April 10, 2020).

10.70	-	CONMED Corporation Executive Severance Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2015).

10.71	-	CONMED Corporation Executive Bonus Plan (Incorporated by reference to Exhibit A of the Registrant's Proxy Statement on Schedule 14A filed on April 13, 2017).

10.72+	-
Employment Agreement between the Company and Curt R. Hartman, dated November 9, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014).

10.73+	-
Amendment Number 1 to Employment Agreement between CONMED Corporation and Curt R. Hartman dated December 28, 2020 (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

10.74+	-
Letter Agreement, by and between CONMED and Curt R. Hartman, dated October 30, 2024. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2024).

10.75+	-
Employment Agreement between the Company and Patrick Beyer, dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.76+	-
Amendment Number 1 to Service Agreement, by and between CONMED U.K. Limited and Pat Beyer, dated April 24, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2024).

10.77+	-
Amendment Number 2 to Service Agreement, by and between CONMED U.K. Limited and Pat Beyer, dated October 30, 2024 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2024).

10.78+	-
Offer Letter from CONMED Corporation to Todd W. Garner dated January 2, 2018. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).

10.79+	-
Amendment Number 1 to Offer Letter from CONMED Corporation to Todd W. Garner dated December 28, 2020 (Incorporated by reference to Exhibit 10.27 on the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

10.80+	-
Letter Agreement, by and between CONMED and Heather Cohen, dated April 19, 2024 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2024).

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at https://www.conmed.com/en-us/corporate-footer/policies

19*	-	Insider Trading Policy

21*	-	Subsidiaries of the Registrant.

23*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Patrick J. Beyer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Todd W. Garner. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Patrick J. Beyer and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	-	Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (Incorporated by reference to Exhibit 97 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023)

101.INS*	-	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	-	XBRL Taxonomy Extension Schema Document

101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document

104*	-	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

	*	Filed herewith

	+	Management contract or compensatory plan or arrangement

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2024.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”, released in 2013.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2024.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Patrick J. Beyer
Patrick J. Beyer
President and
Chief Executive Officer

/s/  Todd W. Garner
Todd W. Garner
Executive Vice President, Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CONMED Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Contingent Consideration from the Biorez and In2Bones Acquisitions

As described in Notes 1 and 16 to the consolidated financial statements, as of December 31, 2024, the fair value of the contingent consideration liabilities from the Biorez, Inc. (Biorez) and In2Bones Global, Inc. (In2Bones) acquisitions are $61.0 million and $11.2 million, respectively. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within selling and administrative expense in the consolidated statements of comprehensive income (loss). The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the contingent consideration. These procedures also included, among others (i) reading the purchase agreements and (ii) testing management’s process for developing the fair value estimate of the contingent consideration liabilities. Testing management’s process included (i) evaluating the appropriateness of the valuation methods used by management; (ii) testing the completeness and accuracy of the underlying data used in the valuation methods; and (iii) evaluating the reasonableness of the significant assumptions related to discount rates, revenue volatilities and projected revenues. Evaluating the reasonableness of the projected revenues involved considering (i) the past performance of the acquired businesses; (ii) the consistency with external market and industry data; and (iii) whether the projected revenues were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the valuation methods and (ii) the reasonableness of the assumptions related to discount rates and revenue volatilities.

 /s/ PricewaterhouseCoopers LLP
Fairport, New York
February 18, 2025

We have served as the Company’s auditor since 1982.

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(In thousands except share and per share amounts)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$24,459	$24,296
Accounts receivable, less allowance for doubtful
accounts of $5,739 in 2024 and $6,034 in 2023	237,733	242,279
Inventories	346,719	318,324
Prepaid expenses and other current assets	31,096	30,750
Total current assets	640,007	615,649
Property, plant and equipment, net	115,793	120,722
Deferred income taxes	11,069	11,211
Goodwill	805,358	806,844
Other intangible assets, net	617,663	649,484
Other assets	116,357	96,111
Total assets	$2,306,247	$2,300,021

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$715	$708
Accounts payable	102,248	88,224
Accrued compensation and benefits	65,368	70,069
Other current liabilities	109,799	151,728
Total current liabilities	278,130	310,729

Long-term debt	905,066	973,140
Deferred income taxes	74,076	60,902
Other long-term liabilities	86,294	121,028
Total liabilities	1,343,566	1,465,799

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,194 issued in 2024 and 2023, respectively	313	313
Paid-in capital	476,575	446,535
Retained earnings	560,277	452,531
Accumulated other comprehensive loss	(58,857)	(50,170)
Less: Treasury stock, at cost;
397,860 and 534,000 shares in
2024 and 2023, respectively	(15,627)	(14,987)
Total shareholders' equity	962,681	834,222
Total liabilities and shareholders' equity	$2,306,247	$2,300,021

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2024, 2023 and 2022
(In thousands except per share amounts)

	2024	2023	2022

Net sales	$1,307,015	$1,244,744	$1,045,472

Cost of sales	573,983	568,499	474,227

Gross profit	733,032	676,245	571,245

Selling and administrative expense	478,280	503,040	454,039

Research and development expense	54,426	52,602	47,152

Operating expenses	532,706	555,642	501,191

Income from operations	200,326	120,603	70,054

Interest expense	37,297	39,775	28,905

Other expense	—	—	112,011

Income (loss) before income taxes	163,029	80,828	(70,862)

Provision for income taxes	30,606	16,369	9,720

Net income (loss)	$132,423	$64,459	$(80,582)

Per share data:

Basic	$4.29	$2.10	$(2.68)
Diluted	$4.25	$2.04	$(2.68)

Other comprehensive income (loss), before income tax:
Cash flow hedging	$5,517	$(3,141)	$(1,530)
Pension liability	2,489	6,576	7,817
Foreign currency translation adjustments	(14,753)	5,085	(8,418)
Other comprehensive income (loss), before income tax	$(6,747)	$8,520	$(2,131)

Provision for income taxes related to items in other comprehensive income (loss)	1,940	832	1,524
Other comprehensive income (loss), net of income tax	$(8,687)	$7,688	$(3,655)

Comprehensive income (loss)	$123,736	$72,147	$(84,237)

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	31,299	$313	$396,771	$496,605	$(54,203)	$(54,051)	$785,435
Common stock issued under employee plans			3,385			5,385	8,770
Stock-based compensation			21,729				21,729
Dividends on common stock ($.80 per share)				(24,183)			(24,183)
Shares issued for the settlement of convertible notes			(25,890)			25,890	—
Convertible notes premium on extinguishment			103,125				103,125
Settlement of convertible notes hedge transactions			118,912				118,912
Settlement of warrants			(96,758)				(96,758)
Issuance of convertible notes hedge transactions, net of tax			(142,128)				(142,128)
Issuance of warrants			72,000				72,000
Comprehensive income (loss):
Cash flow hedging loss, net					(1,159)
Pension liability, net					5,922
Foreign currency translation adjustments					(8,418)
Net income (loss)				(80,582)
Total comprehensive income (loss)							(84,237)
Cumulative effect of change in accounting principle(1)			(37,911)	20,791			(17,120)
Balance at December 31, 2022	31,299	$313	$413,235	$412,631	$(57,858)	$(22,776)	$745,545
Common stock issued under employee plans			9,043			7,789	16,832
Stock-based compensation			24,257				24,257
Dividends on common stock ($.80 per share)				(24,559)			(24,559)
Comprehensive income (loss):
Cash flow hedging loss, net					(2,380)
Pension liability, net					4,983
Foreign currency translation adjustments					5,085
Net income				64,459
Total comprehensive income							72,147
Balance at December 31, 2023	31,299	$313	$446,535	$452,531	$(50,170)	$(14,987)	$834,222
Common stock issued under employee plans			(1,329)			5,171	3,842
Stock-based compensation			25,558				25,558
Dividends on common stock ($.80 per share)				(24,677)			(24,677)
Settlement of convertible notes hedge transactions			10,980			(10,980)	—
Settlement of convertible notes			(5,169)			5,169	—
Comprehensive income (loss):
Cash flow hedging gain, net					4,180
Pension liability, net					1,886
Foreign currency translation adjustments					(14,753)
Net income				132,423
Total comprehensive income							123,736
Balance at December 31, 2024	31,299	$313	$476,575	$560,277	$(58,857)	$(15,627)	$962,681
(1)We recorded the cumulative impact of adopting ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity in 2022.

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$132,423	$64,459	$(80,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,605	16,200	16,055
Amortization of deferred debt issuance costs	5,700	6,058	4,910
Amortization	55,252	55,674	53,464
Stock-based compensation	25,558	24,257	21,729
Deferred income taxes	12,202	700	(6,042)
Non-cash adjustments to fair value of contingent consideration liability	(41,048)	(2,421)	2,518
Loss on early extinguishment of debt	—	—	3,426
Loss on convertible notes conversion premium	—	—	103,125
Loss on convertible notes hedge transactions settlement	—	—	5,460
Increase (decrease) in cash flows from changes in assets and liabilities, net of acquired assets:
Accounts receivable	(1,619)	(47,068)	(5,203)
Inventories	(31,633)	14,071	(78,564)
Accounts payable	14,713	14,849	13,302
Income taxes	(193)	(3,921)	6,726
Accrued compensation and benefits	(2,834)	14,425	(8,968)
Other assets	(13,910)	(21,845)	(17,735)
Other liabilities	(4,248)	(10,090)	(256)
Net cash provided by operating activities	166,968	125,348	33,365
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,084)	(19,032)	(21,785)
Payments related to business acquisitions, net of cash acquired	—	—	(227,744)
Other	—	(1,000)	—
Net cash used in investing activities	(13,084)	(20,032)	(249,529)
Cash flows from financing activities:
Payments on term loan	—	(20,000)	(92,981)
Payments on revolving line of credit	(753,000)	(760,000)	(530,000)
Proceeds from revolving line of credit	751,000	692,000	460,000
Payments to redeem convertible notes	(70,000)	—	(275,000)
Proceeds from convertible notes	—	—	800,000
Payments related to contingent consideration	(56,879)	(13,867)	(798)
Payments related to debt issuance costs	(303)	—	(21,830)
Dividends paid on common stock	(24,651)	(24,502)	(23,960)
Purchases of convertible notes hedges	—	—	(187,600)
Proceeds from issuance of warrants	—	—	72,000
Proceeds from settlement of convertible notes hedge transactions	—	—	86,228
Payment for settlement of warrants	—	—	(69,534)
Other, net	2,833	15,937	8,475
Net cash provided by (used in) financing activities	(151,000)	(110,432)	225,000
Effect of exchange rate changes on cash and cash equivalents	(2,721)	470	(741)
Net increase (decrease) in cash and cash equivalents	163	(4,646)	8,095
Cash and cash equivalents at beginning of year	24,296	28,942	20,847
Cash and cash equivalents at end of year	$24,459	$24,296	$28,942

	2024	2023	2022
Non-cash investing and financing activities:
Contingent consideration	$—	$—	$183,914
Dividends payable	6,180	6,153	6,098

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$32,654	$33,687	$26,081
Income taxes	15,221	19,879	9,074

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of February 18, 2025, the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Our leases have remaining lease terms of one year to 12 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. We only account for such extensions or early terminations when it is reasonably certain we will exercise such options. Refer to Note 6 for further detail on leases.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing of our single reporting unit during the fourth quarter of 2024. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value of our reporting unit continues to exceed carrying value.

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

The Company maintains field inventory consisting of capital equipment for customer demonstration and evaluation purposes. Field inventory is generally not sold to customers but rather continues to be used over its useful life for demonstration, evaluation and loaner purposes. An annual wear and tear provision has been recorded on field inventory. The net book value of such equipment at December 31, 2024 and 2023 is $42.2 million and $43.4 million, respectively.
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

Pension Plan

We sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen. In conjunction with the pension plan, we recorded a pension benefit obligation totaling $69.2 million as of December 31, 2024. In accounting for this pension plan, we are required to make a number of assumptions, including the discount rate and mortality. The discount rate represents the interest rate used in estimating the present value of projected cash flows to settle the Company’s pension obligations. The discount rate assumption is determined by using a full yield curve approach, which involves applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlates to the relevant projected cash flows. The mortality assumptions are based on the Pri-2012 Mortality Tables using the MP-2021 mortality improvement scale.

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

•Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $27.0 million, $26.3 million and $21.7 million for 2024, 2023 and 2022, respectively.

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

Earnings (loss) per share

Basic earnings (loss) per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares. As the Company was in a net loss position for the year ended December 31, 2022, there were no dilutive potential shares included in the computation of diluted shares outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share at December 31, 2024, 2023 and 2022, respectively:

	2024	2023	2022

Net income (loss)	$132,423	$64,459	$(80,582)

Basic-weighted average shares outstanding	30,846	30,668	30,040

Stock Compensation	304	727	—

Warrants	—	11	—

Convertible notes	—	142	—

Diluted-weighted average shares outstanding	31,150	31,548	30,040

Net income (loss) (per share)
Basic	$4.29	$2.10	$(2.68)
Diluted	4.25	2.04	(2.68)

The shares used in the calculation of diluted EPS exclude stock options to purchase shares and stock appreciation rights where the exercise price was greater than the average market price of common shares for the year and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 3.2 million and 1.7 million at December 31, 2024 and 2023, respectively.  As the Company was in a net loss position for the year ended December 31, 2022, there were no anti-dilutive shares. Effective with our adoption of Accounting Standard Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06") on January 1, 2022 (see Note 2), the Company began using the if-converted method to compute diluted EPS. Under the if-converted method, in the calculation of diluted EPS, the numerator is adjusted for interest expense applicable to the convertible notes (net of tax) and the denominator is adjusted to include additional common shares assuming the principal portion of the notes and the conversion premium are settled in common shares, when permitted or required. Under the if-converted method, when convertible notes require the principal to be paid in cash, then only the conversion premium affects the calculation of diluted EPS.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2021	$3,656	$(29,671)	$(28,188)	$(54,203)

Other comprehensive income (loss) before reclassifications, net of tax	10,981	3,961	(8,418)	6,524
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(16,024)	2,589	—	(13,435)
Income tax	3,884	(628)	—	3,256

Net current-period other comprehensive income (loss)	(1,159)	5,922	(8,418)	(3,655)

Balance, December 31, 2022	$2,497	$(23,749)	$(36,606)	$(57,858)

Other comprehensive income (loss) before reclassifications, net of tax	4,158	3,370	5,085	12,613
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(8,630)	2,129	—	(6,501)
Income tax	2,092	(516)	—	1,576

Net current-period other comprehensive income (loss)	(2,380)	4,983	5,085	7,688

Balance, December 31, 2023	$117	$(18,766)	$(31,521)	$(50,170)

Other comprehensive income (loss) before reclassifications, net of tax	8,279	681	(14,753)	(5,793)
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(5,410)	1,591	—	(3,819)
Income tax	1,311	(386)	—	925

Net current-period other comprehensive income (loss)	4,180	1,886	(14,753)	(8,687)

Balance, December 31, 2024	$4,297	$(16,880)	$(46,274)	$(58,857)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income (loss) components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 16 and Note 13, respectively, for further details.

Note 2 - New Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. This ASU is effective for our December 31, 2024 Form 10-K and will become effective for interim periods within 2025. This ASU only impacted our disclosures with no impact to the consolidated financial statements. Refer to Note 12 for the disclosures related to our single operating segment.

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

Recently Issued Accounting Standards, Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes on an annual and interim basis. Any relevant expense caption presented on the face of the income statement within continuing operations are required to be disaggregated by the following natural expense categories: (1) purchases of inventory, (2) employee compensation, (3), depreciation, and (4) intangible asset amortization. This ASU can be adopted prospectively or retrospectively and is effective for annual periods beginning after December, 15 2026 and interim periods within fiscal years beginning after December 15, 2027. We expect this ASU to only impact our disclosures with no impact to the consolidated financial statements.

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

On August 9, 2022, we acquired Biorez, Inc. ("Biorez") and all of its stock (the "Biorez Acquisition") for an aggregate upfront payment of $85.5 million in cash. We paid $84.5 million as of December 31, 2024, with a $1.0 million holdback, pursuant to the merger agreement for the Biorez Acquisition. In addition, there are potential earn-out payments to Biorez’ equity holders in an amount up to $165.0 million based on the achievement of certain revenue targets for Biorez products during the sixteen (16) successive quarters commencing on October 1, 2022. Biorez was a medical device start-up focused on advancing the healing of soft tissue using its proprietary BioBrace® implant technology. The Biorez Acquisition was funded through a combination of cash on hand and long-term borrowings. Proforma information for Biorez is immaterial for disclosure for the years ended December 31, 2023 and 2022. Purchase accounting has been completed for the Biorez Acquisition.

We incurred costs for the amortization of inventory step-up to fair value of $8.6 million and $4.5 million during the years ended December 31, 2023 and 2022, respectively, related to the In2Bones acquisition, which are included in cost of sales. Inventory step-up to fair value for the In2Bones acquisition was fully amortized as of December 31, 2023. During 2023, we recognized $0.8 million in integration costs and professional fees related to the In2Bones and Biorez acquisitions that were included in selling and administrative expense. During 2022, we recognized $10.1 million in consulting fees, legal fees and other integration related costs associated with the acquisitions of In2Bones and Biorez, which were included in selling and administrative expense.

Note 4 - Inventories

Inventories consist of the following at December 31:

	2024	2023
Raw materials	$114,728	$107,262
Work in process	31,300	29,463
Finished goods	200,691	181,599
	$346,719	$318,324
Note 5 - Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2024	2023
Land	$4,027	$4,027
Building and improvements	100,937	100,299
Machinery and equipment	295,839	283,470
Construction in progress	20,409	25,088
	421,212	412,884
Less: Accumulated depreciation	(305,419)	(292,162)
	$115,793	$120,722

Internal-use software, included in gross machinery and equipment at December 31, 2024 and 2023 was $50.3 million and $50.0 million, respectively, with related accumulated depreciation of $48.1 million and $47.1 million, respectively. Internal use software depreciation expense was $1.4 million, $1.7 million and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 6 - Leases

Lease costs for the years ended December 31, consist of the following:

	2024	2023	2022
Operating lease cost:
Straight-line lease cost	$8,933	$8,118	$7,685
Right-of-use asset impairment cost	606	—	—
Total operating lease cost	9,539	8,118	7,685
Finance lease cost:
Depreciation	380	344	396
Interest on lease liabilities	101	55	17
Total finance lease cost	481	399	413
Total lease cost	$10,020	$8,517	$8,098

Supplemental balance sheet information related to leases as of December 31, is as follows:

	2024	2023
Operating leases
Other assets	$39,839	$16,606

Other current liabilities	$8,093	$7,509
Other long-term liabilities	33,282	9,897
Total operating lease liabilities	$41,375	$17,406

Finance leases
Property, plant and equipment, gross	$3,015	$3,901
Accumulated depreciation	(676)	(1,304)
Property, plant and equipment, net	$2,339	$2,597

Current portion of long-term debt	$715	$708
Long-term debt	1,159	1,657
Total finance lease liabilities	$1,874	$2,365

Weighted average remaining lease term (in years)
Operating leases	7.48 years	4.93 years
Finance leases	2.88 years	3.76 years

Weighted average discount rate
Operating leases	5.65%	5.56%
Finance leases	4.86%	4.79%

Supplemental cash flow information related to leases for the years ended December 31, was as follows:

	2024	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,532	$8,178	$7,383
Financing cash flows from finance leases	725	436	313

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	32,235	5,864	5,167
Finance leases	128	2,523	—

Maturities of lease liabilities as of December 31, 2024 are as follows:

	Finance Lease	Operating Lease

2025	$715	$8,093
2026	712	7,153
2027	472	6,515
2028	97	5,718
2029	4	5,147
Thereafter	2	19,083
Total lease payments	2,002	51,709

Less imputed interest	(128)	(10,334)

Total lease liabilities	$1,874	$41,375

As of December 31, 2024, we had a $10.3 million operating lease that had not yet commenced and we have not entered into any finance leases that have not yet commenced.

Note 7 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2024	2023
Balance as of January 1,	$806,844	$815,429

Foreign currency translation and other adjustments	(1,486)	(8,585)

Balance as of December 31,	$805,358	$806,844

The 2023 change in goodwill includes an immaterial correction of $9.0 million to record deferred tax assets associated with the deductibility of contingent consideration related to purchase accounting from 2022.

Total accumulated goodwill impairment losses aggregated $107.0 million at December 31, 2024 and 2023, respectively.

Other intangible assets consist of the following:

	December 31, 2024			December 31, 2023
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$369,774	$(205,013)	$369,930	$(188,486)

Sales representation, marketing and promotional rights	25	149,376	(78,000)	149,376	(72,000)

Patents and other intangible assets	16	85,392	(55,802)	82,594	(54,120)

Developed technology	18	320,204	(54,812)	320,204	(44,558)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,011,290	$(393,627)	$1,008,648	$(359,164)

Amortization expense related to intangible assets which are subject to amortization totaled $34.7 million, $35.2 million and $33.7 million for the years ending December 31, 2024, 2023 and 2022, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income (loss).

The estimated amortization expense related to intangible assets at December 31, 2024 for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2025	$29,492	$6,000	$35,492
2026	29,636	6,000	35,636
2027	30,693	6,000	36,693
2028	33,822	6,000	39,822
2029	33,037	6,000	39,037

Note 8 - Long-Term Debt

Long-term debt consists of the following at December 31:

	2024	2023
Revolving line of credit	$—	$2,000
Term loan, net of deferred debt issuance costs of $354 and $524 in 2024 and 2023, respectively	114,234	114,064
2.625% convertible notes	—	70,000
2.250% convertible notes, net of deferred debt issuance costs of $10,327 and $14,581 in 2024 and 2023, respectively	789,673	785,419
Finance leases	1,874	2,365
Total debt	905,781	973,848
Less: Current portion	715	708
Total long-term debt	$905,066	$973,140

Seventh Amended and Restated Senior Credit Agreement

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan was payable in quarterly installments increasing over the term of the facility. During 2022, we made a $90.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments with the remaining balance due upon the expiration of the term loan facility. The $90.0 million prepayment was accounted for as an extinguishment and resulted in a write-off to other expense of unamortized debt issuance costs of $0.5 million. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. On July 19, 2024, we amended our seventh amended and restated senior credit agreement to exclude from the calculation of consolidated fixed charges the $70.0 million payment we made in February 2024 of our then-outstanding 2.625% Notes. Interest rates are at the Term Secured Overnight Financing Rate plus 0.114% ("Adjusted Term SOFR") (4.489% at December 31, 2024) plus an interest rate margin of 1.125% (5.614% at December 31, 2024). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

There were $114.6 million in borrowings outstanding on the term loan facility as of December 31, 2024. There were no borrowings outstanding under the revolving credit facility as of December 31, 2024. Our available borrowings on the revolving credit facility at December 31, 2024 were $583.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of December 31, 2024. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

2.625% Convertible Notes

On January 29, 2019, we issued $345.0 million aggregate principal amount of 2.625% convertible notes ("2.625% Notes") that were due in 2024. Interest was payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2019. The 2.625% Notes were scheduled to mature on February 1, 2024, unless earlier repurchased or converted.

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

In June 2022, the Company repurchased and extinguished $275.0 million principal amount of the 2.625% Notes for aggregate consideration consisting of $275.0 million in cash and approximately 0.9 million shares of the Company's common stock. During the year ended December 31, 2022, the Company recorded a loss on extinguishment of $103.1 million to other expense based on the fair value of the shares of the Company’s common stock issued in connection with the extinguishment. This loss was not deductible for tax purposes. We also recorded a write-off to other expense of unamortized debt issuance costs related to the 2.625% Notes of $2.9 million. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, in which the Company irrevocably elected to settle the principal value of those 2.625% Notes in cash. In February 2024, the Company repaid the remaining $70.0 million then outstanding of the 2.625% Notes through borrowings on our revolving credit facility and issued 0.1 million shares of the Company's common stock.

For the years ended December 31, 2024, 2023 and 2022, we recorded interest expense on the 2.625% Notes of $0.2 million, $1.8 million and $4.8 million, respectively, at the contractual coupon rate of 2.625%.

2.250% Convertible Notes

On June 6, 2022, we issued $800.0 million aggregate principal amount of 2.250% convertible notes (the "2.250% Notes"). Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. The 2.250% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock, with the principal required to be paid in cash. The 2.250% Notes may be converted at an initial conversion rate of 6.8810 shares of our common stock per $1,000 principal amount of the 2.250% Notes (equivalent to an initial conversion price of approximately $145.33 per share of common stock). Holders of the 2.250% Notes may convert the 2.250% Notes at their option at any time on or after March 15, 2027 through the second scheduled trading day preceding the maturity date. Holders of the 2.250% Notes will also have the right to convert the 2.250% Notes prior to March 15, 2027, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of these proceeds were used to repurchase and extinguish a portion of the 2.625% Notes, pay off our then outstanding balance on our revolving line of credit, pay down $90.0 million of our term loan and partially pay for the In2Bones Acquisition. In addition, approximately $115.6 million of the proceeds were used to pay the cost of certain convertible notes hedge transactions related to the 2.250% Notes.

For the year ended December 31, 2024, 2023, and 2022 we have recorded interest expense on the 2.250% Notes of $18.0 million, $18.0 million and $10.3 million, respectively, at the contractual coupon rate of 2.250%.

The estimated fair value of the 2.250% Notes was approximately $744.1 million as of December 31, 2024 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the year.

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

The scheduled maturities of long-term debt outstanding at December 31, 2024 are as follows:

2025	$—
2026	114,588
2027	800,000
2028	—
2029	—
The above amounts exclude deferred debt issuance costs and finance leases.

Note 9 - Income Taxes

The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consists of the following:

	2024	2023	2022
Current tax expense :
Federal	$4,084	$2,066	$98
State	2,875	3,826	1,582
Foreign	11,445	9,777	14,082
	18,404	15,669	15,762
Deferred income tax expense (benefit):
Federal	10,351	2,826	(4,096)
State	681	(893)	(1,636)
Foreign	1,170	(1,233)	(310)
	12,202	700	(6,042)

Provision for income taxes	$30,606	$16,369	$9,720

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2024, 2023 and 2022 follows:

	2024	2023	2022
Tax provision at statutory rate based on income before income taxes	21.0%	21.0%	21.0%

State income taxes, net of federal tax benefit	1.6	2.9	(1.4)

Foreign income taxes	1.6	2.8	(1.8)

Non-deductible/non-taxable items	0.9	2.0	(2.9)

US tax on worldwide earnings at different rates	(1.8)	(3.1)	(1.8)

Federal research credit	(1.5)	(3.0)	2.4

Contingent consideration	(4.6)	(1.8)	—

Valuation allowance	—	(0.5)	2.5

Stock-based compensation	1.6	—	1.5

Non-deductible premium on extinguishment and change in fair value of convertible notes	—	—	(32.2)

Other, net	—	—	(1.0)

	18.8%	20.3%	(13.7)%

The Company has elected to account for Global Intangible Low Tax Income ("GILTI") using the period cost method. The net impact of GILTI including the allowable GILTI deduction is presented in the rate reconciliation as a component of “US tax on worldwide earnings at different rates”.

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	2024	2023
Assets:
Inventory	$5,771	$4,577
Net operating losses	1,700	2,809
Capitalized research and development	20,615	16,573
Deferred compensation	3,305	3,114
Accounts receivable	3,796	4,002
Compensation and benefits	14,754	18,234
Accrued pension	1,556	1,658
Research and development credit	2,972	13,090
Interest limitation	26,234	18,332
Convertible notes hedge	21,205	28,765
Lease liabilities	7,772	3,033
Other	4,482	6,290
	114,162	120,477

Liabilities:
Goodwill and intangible assets	155,931	153,692
Depreciation	1,120	2,248
State taxes	10,670	9,732
Unremitted foreign earnings	1,893	1,557
Lease right-of-use assets	7,555	2,939
	177,169	170,168

Net liability	$(63,007)	$(49,691)

Income (loss) before income taxes consists of the following U.S. and foreign income (loss):

	2024	2023	2022
U.S. income (loss)	$124,401	$51,568	$(96,114)
Foreign income	38,628	29,260	25,252
Total income (loss)	$163,029	$80,828	$(70,862)

As of December 31, 2024, the amount of federal net operating loss carryforward was $1.2 million and begins to expire in 2027. As of December 31, 2024, the amount of federal research credit carryforward available was $3.0 million.  These credits begin to expire in 2029.

We have accrued tax liabilities related to the amount of unremitted earnings at December 31, 2017 and certain subsequent unremitted earnings as these are not considered permanently reinvested.  Deferred taxes have not been accrued on unremitted earnings subsequent to December 31, 2017 that are considered permanently reinvested. The amount of such untaxed foreign earnings for the periods occurring after December 2017 totaled $34.8 million. If we were to repatriate these funds, we would be required to accrue and pay taxes on such amounts. The Company has estimated foreign withholding taxes of $1.2 million would be due if these earnings were repatriated.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2022.

We recognize tax liabilities in accordance with the provisions for accounting for uncertainty in income taxes. Such guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2024	2023	2022
Balance as of January 1,	$1,704	$200	$200

Increases for positions taken in prior periods	—	1,504	—

Decreases in unrecorded tax positions related to settlement with the taxing authorities	(350)	—	—

Decreases in unrecorded tax positions related to lapse of statute of limitations	(200)	—	—

Balance as of December 31,	$1,154	$1,704	$200

If the total unrecognized tax benefits of $1.2 million at December 31, 2024 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2022, 2023 and 2024 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the consolidated statements of comprehensive income (loss).

Note 10 - Shareholders’ Equity

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The total dividend per share was $0.80 for each of 2024, 2023 and 2022. The fourth quarter dividend for 2024 was paid on January 3, 2025 to shareholders of record as of December 20, 2024. The total dividend payable was $6.2 million at both December 31, 2024 and 2023, and is included in other current liabilities in the consolidated balance sheet.

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2024 and 2023, no preferred stock had been issued.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2024, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2024, 2023, and 2022 we did not repurchase any shares.

We have reserved 6.0 million shares of common stock for issuance to employees and directors under two shareholder approved share-based compensation plans (the "Plans") of which approximately 2.2 million shares remain available for grant at December 31, 2024.  The exercise price on all outstanding stock options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) are valued at the market value of the underlying stock on the date of grant.  Performance stock units (“PSUs”) are valued using a Monte Carlo valuation model at the date of grant. Stock options, SARs and RSUs are generally non-transferable other than on death and generally become exercisable over a 4 to 5 year period from date of grant.  PSUs are generally non-transferable other than on death and cliff vest after 3 years from date of grant. Stock options and SARs expire 10 years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income (loss) was $25.6 million, $24.3 million and $21.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.  These amounts are included in selling and administrative expense. Tax related benefits of $3.9 million, $4.0 million and $3.8 million were also recognized for the years ended December 31, 2024, 2023 and 2022, respectively.  Cash received from the exercise of stock options was $3.4 million, $16.2 million and $8.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

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

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Grant date fair value of stock options and SARs	$33.04	$40.18	$49.88
Expected stock price volatility	43.01%	41.84%	38.45%
Risk-free interest rate	4.21%	4.14%	1.68%
Expected annual dividend yield	1.00%	0.82%	0.56%
Expected life of options and SARs (years)	5.5	5.4	5.4

The following table illustrates the stock option and SAR activity for the year ended December 31, 2024:

	Number of Shares (in 000’s)	Weighted- Average Exercise Price
Outstanding at December 31, 2023	3,764	$93.82

Granted	687	$79.39
Forfeited	(358)	$100.21
Exercised	(223)	$52.98

Outstanding at December 31, 2024	3,870	$93.00
Exercisable at December 31, 2024	2,280	$86.40
Stock options & SARs expected to vest	1,590	$102.46

The weighted average remaining contractual term for SARs and stock options outstanding and exercisable at December 31, 2024 was 5.9 years and 4.4 years, respectively.  The aggregate intrinsic value of SARs and stock options outstanding and exercisable at December 31, 2024 were both $12.9 million.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2024, 2023 and 2022 was $5.1 million, $12.9 million and $13.6 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2024:

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2023	67	$129.32

Granted	91	$95.80
Vested	(16)	$114.17
Forfeited	(12)	$107.81

Outstanding at December 31, 2024	130	$109.59

The weighted average fair value of RSU and PSU awards granted in the years ended December 31, 2024, 2023 and 2022 was $95.80, $127.59 and $136.35, respectively.

The total fair value of RSUs vested was $1.8 million, $2.4 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was $51.6 million of total unrecognized compensation cost related to nonvested stock options, SARs, PSUs and RSUs granted under the Plans which is expected to be recognized over a weighted average period of 2.95 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2024, we issued approximately 27,124 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 11 - Revenues

The following tables present revenue disaggregated by product line and timing of revenue recognition for the years ended December 31, 2024, 2023 and 2022:

	2024
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$502,336	$754,070	$1,256,406
Services transferred over time	41,652	8,957	50,609
Total sales from contracts with customers	$543,988	$763,027	$1,307,015

	2023
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$494,002	$704,041	$1,198,043
Services transferred over time	39,156	7,545	46,701
Total sales from contracts with customers	$533,158	$711,586	$1,244,744

	2022
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$422,648	$577,625	$1,000,273
Services transferred over time	38,880	6,319	45,199
Total sales from contracts with customers	$461,528	$583,944	$1,045,472

Revenue disaggregated by primary geographic market where the products are sold is included in Note 12.

Contract liability balances related to the sale of extended warranties to customers are as follows:

	December 31, 2024	December 31, 2023

Contract Liability	$18,424	$17,962

Revenue recognized during years ended December 31, 2024, 2023 and 2022 from amounts included in contract liabilities at the beginning of the period were $13.9 million, $12.5 million and $11.5 million, respectively. There were no material contract assets as of December 31, 2024 and December 31, 2023.

Note 12 - Business Segment and Geographic Areas

We account and report for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. The Company derives revenue globally and manages the business on a consolidated basis due to shared infrastructure and resources. Our chief operating decision maker ("CODM"), the President and Chief Executive Officer, evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment, cash flow metrics and allocates resources on a consolidated worldwide basis.

Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine and lower extremities instrumentation and implants, small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgical procedures and fees related to sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales and primary geographic market where the products are sold, are as follows for the years ended December 31, 2024, 2023 and 2022:

	2024
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$210,670	$537,554	$748,224
Europe, Middle East & Africa	132,106	110,958	243,064
Asia Pacific	119,766	74,918	194,684
Americas (excluding the United States)	81,446	39,597	121,043
Total sales from contracts with customers	$543,988	$763,027	$1,307,015

	2023
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$199,568	$500,592	$700,160
Europe, Middle East & Africa	127,637	98,616	226,253
Asia Pacific	123,043	74,358	197,401
Americas (excluding the United States)	82,910	38,020	120,930
Total sales from contracts with customers	$533,158	$711,586	$1,244,744

	2022
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$173,176	$405,777	$578,953
Europe, Middle East & Africa	113,649	84,288	197,937
Asia Pacific	103,353	59,124	162,477
Americas (excluding the United States)	71,350	34,755	106,105
Total sales from contracts with customers	$461,528	$583,944	$1,045,472

Sales are attributed to countries based on the location of the customer. We held $139.9 million and $127.3 million of long-lived assets in the United States at December 31, 2024 and 2023, respectively. We held $22.9 million and $18.3 million of long-lived assets in Mexico at December 31, 2024 and 2023, respectively. There were no significant investments in long-lived assets in other countries outside the United States at December 31, 2024 and 2023.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2024, 2023 and 2022.

The accounting policies of our single operating segment are the same as those described in Note 1. The CODM assesses performance for the single operating segment and decides how to allocate resources and make investment decisions based on net income (loss), consistent with what is reported on the consolidated statements of comprehensive income (loss). Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to CONMED’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the single segment.

The following table includes significant segment expenses for the years ended December 31, 2024, 2023 and 2022:

	Years Ended
	December 31,
	2024	2023	2022

Net sales	$1,307,015	$1,244,744	$1,045,472
Cost of sales	573,983	568,499	474,227
Salesforce and commission expense	225,886	215,799	186,596
Marketing expense	65,338	60,918	56,027
Distribution expense	50,183	53,701	44,874
General and administrative expense	117,463	111,235	96,108
Stock-based compensation expense	25,558	24,257	21,729
Amortization expense	28,629	29,068	27,791
Non-cash adjustments to fair value of contingent consideration liability	(41,048)	(2,421)	2,518
Research and development expense	54,426	52,602	47,152
Interest expense	37,297	39,775	28,905
Loss on convertible notes and related hedge transactions(b)	—	—	112,011
Provision for income taxes	30,606	16,369	9,720
Other segment items(a)	6,271	10,483	18,396
Net income (loss)	$132,423	$64,459	$(80,582)

(a)Other segment items consist of restructuring and related costs in 2024, 2023 and 2022; third party services pertaining to review of potential issues with certain royalty payments to surgeons involved in design teams in 2024; income/expense related to the termination of a distributor agreement in 2024 and 2023; lease impairment costs in 2024; acquisition and integration costs in 2023 and 2022; software implementation costs in 2023 and 2022; and a legal settlement in 2022.

(b)Loss on convertible notes and related hedge transactions consists of loss on early extinguishment of debt, loss on convertible notes conversion premium and loss on convertible notes hedge transactions settlement in 2022.

Total assets for the Company's single operating segment are the same as presented on the Company's consolidated balance sheet, which is used to measure segment performance.

Note 13 - Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) covering substantially all of our United States based employees. We also sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen.

Total employer contributions to the 401(k) plan were $8.0 million, $8.2 million and $9.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.

We use a December 31, measurement date for our pension plan.  Cumulative gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized on a straight-line basis over the lesser of the expected average remaining life expectancy of the plan's participants or 10.85 and 11.13 years at December 31, 2024 and 2023, respectively. The limits of 10.85 and 11.13 years, respectively, are adjusted to reflect the percentage change in the average remaining service period for the plan's active membership.

The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31:

	2024	2023
Accumulated benefit obligation	$69,235	$70,588

Change in benefit obligation
Projected benefit obligation at beginning of year	$70,588	$71,203
Service cost	721	776
Interest cost	3,452	3,646
Actuarial gain	(1,373)	(806)
Benefits paid	(3,112)	(3,018)
Settlements	(1,041)	(1,213)
Projected benefit obligation at end of year	$69,235	$70,588

Change in plan assets
Fair value of plan assets at beginning of year	$65,896	$62,356
Actual gain (loss) on plan assets	3,930	7,771
Benefits paid	(3,112)	(3,018)
Settlements	(1,041)	(1,213)
Fair value of plan assets at end of year	$65,673	$65,896

Funded status	$(3,562)	$(4,692)

The projected benefit obligation decreased $1.4 million from December 31, 2023 to December 31, 2024 mainly due to interest rate changes.

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2024	2023
Other long-term liabilities	$(3,562)	$(4,692)
Accumulated other comprehensive loss	(22,281)	(24,770)

Accumulated other comprehensive loss for the years ended December 31, 2024 and 2023 consists of net actuarial losses not yet recognized in net periodic pension cost (before income taxes).

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2024	2023
Discount rate	5.65%	5.15%

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2024 and 2023 are as follows:

	2024	2023
Current year actuarial loss	$898	$4,447
Amortization of actuarial loss	1,591	2,129
Total recognized in other comprehensive income (loss)	$2,489	$6,576

Net periodic pension cost for the years ended December 31, consists of the following:

	2024	2023	2022
Service cost	$721	$776	$1,077
Interest cost on projected benefit obligation	3,452	3,646	2,148
Expected return on plan assets	(4,405)	(4,130)	(5,295)
Amortization of loss	1,591	2,129	2,589
Net periodic pension cost	$1,359	$2,421	$519

Non-service pension cost/(benefit) was immaterial for the years ended 2024, 2023 and 2022.

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2024	2023	2022
Discount rate on benefit obligation	5.15%	5.41%	2.81%
Effective rate for interest on benefit obligation	5.08%	5.34%	2.33%
Expected return on plan assets	7.00%	7.00%	7.00%

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends. The mortality assumptions used for 2024 and 2023 are based on the Pri-2012 Mortality Tables using the MP-2021 mortality improvement scale.

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

The allocation of plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2024	2023	2025
Equity securities	71%	72%	75%
Debt securities	29%	28%	25%
Total	100%	100%	100%

As of December 31, 2024, the pension plan held 27,562 shares of our common stock, which had a fair value of $1.9 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

FASB guidance defines fair value and establishes a framework for measuring fair value and related disclosure requirements as described in Note 16. Following is a description of the valuation methodologies used for our pension assets. There have been no changes in the methodologies used at December 31, 2024 and 2023:

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

The following table sets forth the value of the pension plan's assets as of December 31, 2024 and December 31, 2023:

	2024	2023
Investments measured at fair value:
Level 1
Common Stock	$7,797	$7,926
Fixed Income Securities	17,016	16,735
Total Investments measured at fair value	24,813	24,661

Investments measured at NAV:
Money Market Fund	1,885	1,834
Mutual Funds	38,975	39,401
Total Investments measured at NAV	40,860	41,235

Total Investments	$65,673	$65,896

We do not expect to make any contributions to our pension plan for 2025.

The following table summarizes the benefits and settlements expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2024.

2025	$6,059
2026	6,076
2027	5,672
2028	5,541
2029	5,367
2030-2034	25,803

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

Manufacturers of medical devices may face exposure to significant product liability claims, as well as patent infringement and other claims incurred in the ordinary course of business. To date, we have not experienced any claims that have been material to our financial statements or financial condition, but any such claims arising in the future could have a material adverse effect on our business, results of operations or cash flows. We currently maintain commercial product liability insurance of $35 million per incident and $35 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage, that the carriers will be solvent or that such insurance will be available to us in the future at a reasonable cost.

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

CONMED had been defending two Georgia State Court actions. The first action was filed in May 2020 in Cobb County by various current and former employees, contract workers and others against CONMED and a contract sterilizer (the “Cobb County Action”). Plaintiffs alleged personal injury and related claims purportedly arising from or relating to exposure to Ethylene Oxide, a chemical used to sterilize certain products. All claims against CONMED in the Cobb County Action have now been dismissed, however, CONMED is indemnifying its sterilization provider who remains in the case. The second action was filed in April 2021 in Douglas County against CONMED’s current and former landlord and property managers (the “Douglas County Action”). Plaintiffs alleged the same injuries as in the Cobb County Action. In July 2024, CONMED reached an agreement to settle this matter for an amount covered by CONMED’s insurance, and this litigation was dismissed in November 2024.

CONMED submitted the foregoing claims for insurance coverage by its insurance carrier Federal Insurance Company (“Chubb”). CONMED litigated two lawsuits against Chubb relative to its coverage of these claims: one involving CONMED’s claim for coverage for the indemnification claims arising from the Cobb County Action, and the other concerning CONMED’s claim for coverage for the indemnification claims arising from the Douglas County Action. With respect to the Cobb County Action, the Court has ruled in favor of CONMED with respect to coverage for the indemnification of CONMED’s sterilization provider. With respect to the Douglas County Action, the parties entered a settlement agreement in which Chubb agreed to pay CONMED’s defense fees. As a result of a dispute with respect to the amount of CONMED’s defense fees, CONMED commenced a third action against Chubb to enforce the terms of the settlement agreement.

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

In December 2023, the Company voluntarily informed the U.S. Department of Justice (“DOJ”) of potential issues with certain royalty payments related to surgeons involved in design teams. The Company is fully cooperating with the DOJ and their review of the matter.

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

Changes in the carrying amount of standard warranties for the years ended December 31, are as follows:

	2024	2023	2022
Balance as of January 1,	$1,802	$1,944	$2,344

Provision for warranties	506	614	224
Claims made	(863)	(756)	(624)

Balance as of December 31,	$1,445	$1,802	$1,944

Costs associated with extended warranty repairs are recorded as incurred and amounted to $4.9 million, $4.8 million and $5.9 million for the years ended December 31, 2024, 2023 and 2022 respectively.

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	December 31, 2024	December 31, 2023
Forward exchange contracts	Cash flow hedge	$224,177	$223,839
Forward exchange contracts	Non-designated	38,892	55,789

The remaining time to maturity as of December 31, 2024 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income (loss) presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated statements of comprehensive income (loss) and our consolidated balance sheets:

	Amount of Gain Recognized in AOCI			Consolidated Statements of Comprehensive Income (Loss)				Amount of Gain Reclassified from AOCI
	Years Ended				Total Amount of Line Item Presented			Years Ended
Derivative Instrument	2024	2023	2022	Location of amount reclassified	2024	2023	2022	2024	2023	2022

Foreign exchange contracts	$10,928	$5,489	$14,494	Net Sales	$1,307,015	$1,244,744	$1,045,472	$4,285	$3,790	$15,085
				Cost of Sales	573,983	568,499	474,227	1,125	4,840	939
Pre-tax gain	$10,928	$5,489	$14,494					$5,410	$8,630	$16,024
Tax expense	2,649	1,331	3,513					1,311	2,092	3,884
Net gain	$8,279	$4,158	$10,981					$4,099	$6,538	$12,140

At December 31, 2024, $4.1 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gain (loss) from derivative instruments not accounted for as hedges and loss on our intercompany receivables on our consolidated statements of comprehensive income (loss) were:

		Years Ended
Derivative Instrument	Location on Consolidated Statements of Comprehensive Income (Loss)	2024	2023	2022

Net gain (loss) on currency forward contracts	Selling and administrative expense	$608	$(891)	$(240)
Net loss on currency transaction exposures	Selling and administrative expense	$(3,043)	$(1,305)	$(1,950)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2024 and 2023:

December 31, 2024	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$8,702	$(3,294)	$5,408
Foreign exchange contracts	Other assets	388	(124)	264
		$9,090	$(3,418)	$5,672

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	33	(110)	(77)

Total derivatives		$9,123	$(3,528)	$5,595

December 31, 2023	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$3,761	$(3,197)	$564
Foreign exchange contracts	Other long-term liabilities	24	(433)	(409)
		$3,785	$(3,630)	$155

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	39	(209)	(170)

Total derivatives		$3,824	$(3,839)	$(15)

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2024 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from the In2Bones and Biorez acquisitions using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities, and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of December 31, 2024:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	7.75%	13.38%
Revenue volatility	19.60%	21.97%
Projected year of payment	2025-2026	2025-2026

Adjustments to the fair value of contingent consideration during 2024 for In2Bones were driven principally by the level of In2Bones revenue and reflect various factors, including a delayed recovery from supply chain constraints, delays in product registrations and integration disruptions. Biorez adjustments to fair value of contingent consideration during 2024 principally relate to the level of Biorez revenue driven by the expected timing of clinical trial results. Changes in the fair value of contingent consideration liabilities for years ended December 31, 2024 and December 31, 2023 are as follows:

	In2Bones	Biorez
Balance at January 1, 2023	$70,198	$116,234

Payments	(13,867)	—

Changes in fair value of contingent consideration	(14,938)	12,517

Balance at December 31, 2023	$41,393	$128,751

Payments	(3,029)	(53,850)

Changes in fair value of contingent consideration	(27,168)	(13,880)

Balance at December 31, 2024	$11,196	$61,021

Contingent consideration of $35.4 million and $36.8 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated balance sheet at December 31, 2024. Contingent consideration of $77.6 million and $92.5 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated balance sheet at December 31, 2023.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)
					Balance at End of Period
Description				Deductions
2024
Allowance for bad debts	$6,034	$2,557	$—	$(2,852)	$5,739
Sales returns and
allowance	6,646	—	—	(686)	5,960
Deferred tax asset
valuation allowance	—	—	—	—	—

2023
Allowance for bad debts	$5,508	$1,525	$—	$(999)	$6,034
Sales returns and
allowance	6,388	1,533	—	(1,275)	6,646
Deferred tax asset
valuation allowance	543	—	—	(543)	—

2022
Allowance for bad debts	$4,528	$1,400	$230	$(650)	$5,508
Sales returns and
allowance	4,441	2,923	—	(976)	6,388
Deferred tax asset
valuation allowance	786	—	1,571	(1,814)	543

(1) During 2022, allowances were assumed as part of the In2Bones acquisition.

Item 16. Form 10-K Summary

Registrants may voluntarily provide a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.