Form 10-Q
period 2025-03-31
CONMED Corp
filed 2025-05-01
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
March 31, 2025	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 28, 2025 is 30,939,865 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$321,256	$312,273

Cost of sales	143,504	140,308

Gross profit	177,752	171,965

Selling and administrative expense	148,847	123,358

Research and development expense	12,947	13,594

Operating expenses	161,794	136,952

Income from operations	15,958	35,013

Interest expense	8,286	9,594

Income before income taxes	7,672	25,419

Provision for income taxes	1,636	5,710

Net income	$6,036	$19,709

Comprehensive income	$7,501	$20,078

Per share data:

Net income
Basic	$0.19	$0.64
Diluted	0.19	0.63

Weighted average common shares
Basic	30,973	30,780
Diluted	31,151	31,272

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$35,485	$24,459
Accounts receivable, net	221,138	237,733
Inventories	354,682	346,719
Prepaid expenses and other current assets	27,695	31,096
Total current assets	639,000	640,007
Property, plant and equipment, net	116,059	115,793
Goodwill	805,697	805,358
Other intangible assets, net	609,833	617,663
Other assets	127,094	127,426
Total assets	$2,297,683	$2,306,247

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$714	$715
Accounts payable	95,731	102,248
Accrued compensation and benefits	57,701	65,368
Other current liabilities	129,002	109,799
Total current liabilities	283,148	278,130

Long-term debt	891,443	905,066
Deferred income taxes	69,952	74,076
Other long-term liabilities	75,504	86,294
Total liabilities	1,320,047	1,343,566

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2025 and 2024, respectively	313	313
Paid-in capital	489,098	476,575
Retained earnings	560,127	560,277
Accumulated other comprehensive loss	(57,392)	(58,857)
Less: 369,427 and 397,860 shares of common stock in treasury, at cost, in 2025 and 2024, respectively	(14,510)	(15,627)
Total shareholders’ equity	977,636	962,681
Total liabilities and shareholders’ equity	$2,297,683	$2,306,247

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	31,299	$313	$476,575	$560,277	$(58,857)	$(15,627)	$962,681
Common stock issued under employee plans			(1,340)			1,117	(223)
Stock-based compensation			13,863				13,863
Dividends on common stock ($0.20 per share)				(6,186)			(6,186)
Comprehensive income:
Cash flow hedging loss, net					(3,669)
Pension liability, net					268
Foreign currency translation adjustments					4,866
Net income				6,036
Total comprehensive income							7,501
Balance at March 31, 2025	31,299	$313	$489,098	$560,127	$(57,392)	$(14,510)	$977,636

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	31,299	$313	$446,535	$452,531	$(50,170)	$(14,987)	$834,222
Common stock issued under employee plans			(562)			844	282
Stock-based compensation			6,240				6,240
Dividends on common stock ($0.20 per share)				(6,158)			(6,158)
Settlement of convertible notes hedge transactions			10,980			(10,980)	—
Settlement of convertible notes			(5,169)			5,169	—
Comprehensive income:
Cash flow hedging gain, net					4,448
Pension liability, net					301
Foreign currency translation adjustments					(4,380)
Net income				19,709
Total comprehensive income							20,078
Balance at March 31, 2024	31,299	$313	$458,024	$466,082	$(49,801)	$(19,954)	$854,664

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$6,036	$19,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,235	4,046
Amortization of deferred debt issuance costs	1,443	1,407
Amortization	14,018	13,992
Stock-based compensation	13,863	6,240
Deferred income taxes	(2,659)	1,865
Non-cash adjustments to fair value of contingent consideration liability	3,962	(6,545)
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	18,984	(908)
Inventories	(7,475)	(5,049)
Accounts payable	(7,317)	12,999
Accrued compensation and benefits	(8,181)	(19,829)
Other assets	(5,422)	(6,781)
Other liabilities	10,047	7,975
Net cash provided by operating activities	41,534	29,121

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,779)	(2,035)
Other	850	—
Net cash used in investing activities	(2,929)	(2,035)

Cash flows from financing activities:
Payments on term loan	(14,588)	—
Payments on revolving line of credit	(166,000)	(168,000)
Proceeds from revolving line of credit	166,000	254,000
Payments to redeem convertible notes	—	(70,000)
Payments related to contingent consideration	(7,166)	(26,928)
Dividends paid on common stock	(6,180)	(6,153)
Other, net	(464)	67
Net cash used in financing activities	(28,398)	(17,014)

Effect of exchange rate changes on cash and cash equivalents	819	(513)

Net increase in cash and cash equivalents	11,026	9,559

Cash and cash equivalents at beginning of period	24,459	24,296

Cash and cash equivalents at end of period	$35,485	$33,855

Non-cash financing activities:
Dividends payable	$6,186	$6,158
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amount of revenue and expenses during the reporting period. While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of May 1, 2025, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Note 3 - New Accounting Pronouncements

Recently Issued Accounting Standards, Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2024-03 - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) as clarified by ASU 2025-01. The standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes on an annual and interim basis. Any relevant expense caption presented on the face of the income statement within continuing operations are required to be disaggregated by the following natural expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation, and (4) intangible asset amortization. This ASU can be adopted prospectively or retrospectively and is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We expect this ASU to only impact our disclosures with no impact to the consolidated financial statements.

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

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$53,016	$130,746	$183,762	$54,151	$122,255	$176,406
Europe, Middle East & Africa	35,207	28,469	63,676	33,205	27,652	60,857
Asia Pacific	29,123	14,589	43,712	26,228	18,159	44,387
Americas (excluding the United States)	20,944	9,162	30,106	21,328	9,295	30,623
Total sales from contracts with customers	$138,290	$182,966	$321,256	$134,912	$177,361	$312,273

Timing of Revenue Recognition
Goods transferred at a point in time	$127,548	$180,517	$308,065	$124,692	$175,201	$299,893
Services transferred over time	10,742	2,449	13,191	10,220	2,160	12,380
Total sales from contracts with customers	$138,290	$182,966	$321,256	$134,912	$177,361	$312,273

Contract liability balances related to the sale of extended warranties to customers are as follows:

	March 31, 2025	December 31, 2024

Contract liability	$20,062	$18,424

Revenue recognized during the three months ended March 31, 2025 and March 31, 2024 from amounts included in contract liabilities at the beginning of the periods were $5.0 million and $4.8 million, respectively. There were no material contract assets as of March 31, 2025 and December 31, 2024.

Note 5 - Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
	2025	2024
Net income	$6,036	$19,709

Other comprehensive income (loss):
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of $(1,173) and $1,423 for the three months ended March 31, 2025 and 2024, respectively)	(3,669)	4,448
Pension liability, net of income tax (income tax expense of $86 and $96 for the three months ended March 31, 2025 and 2024, respectively)	268	301
Foreign currency translation adjustment	4,866	(4,380)

Comprehensive income	$7,501	$20,078

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$4,297	$(16,880)	$(46,274)	$(58,857)

Other comprehensive gain (loss) before reclassifications, net of tax	(2,786)	—	4,866	2,080
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,165)	354	—	(811)
Income tax	282	(86)	—	196

Net current-period other comprehensive income (loss)	(3,669)	268	4,866	1,465

Balance, March 31, 2025	$628	$(16,612)	$(41,408)	$(57,392)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$117	$(18,766)	$(31,521)	$(50,170)

Other comprehensive income (loss) before reclassifications, net of tax	5,499	—	(4,380)	1,119
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,387)	398	—	(989)
Income tax	336	(97)	—	239

Net current-period other comprehensive income (loss)	4,448	301	(4,380)	369

Balance, March 31, 2024	$4,565	$(18,465)	$(35,901)	$(49,801)
(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive loss components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 6 and Note 12, respectively, for further details.

Note 6 - Fair Value Measurement

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	March 31, 2025	December 31, 2024
Forward exchange contracts	Cash flow hedge	$225,134	$224,177
Forward exchange contracts	Non-designated	47,015	38,892

The remaining time to maturity as of March 31, 2025 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,
				Total Amount of Line Item Presented
Derivative Instrument	2025	2024	Location of amount reclassified	2025	2024	2025	2024

Foreign exchange contracts	$(3,677)	$7,258	Net Sales	$321,256	$312,273	$1,851	$641
			Cost of Sales	143,504	140,308	(686)	746
Pre-tax gain (loss)	$(3,677)	$7,258				$1,165	$1,387
Tax expense (benefit)	(891)	1,759				282	336
Net gain (loss)	$(2,786)	$5,499				$883	$1,051

.
At March 31, 2025, $1.0 million of net unrealized gain on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains (losses) from derivative instruments not accounted for as hedges and gains (losses) on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended March 31,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2025	2024

Net gain (loss) on currency forward contracts	Selling and administrative expense	$(789)	$671
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$141	$(1,245)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at March 31, 2025 and December 31, 2024:

March 31, 2025	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$3,868	$(2,534)	$1,334
Foreign exchange contracts	Other long-term liabilities	305	(811)	(506)
		$4,173	$(3,345)	$828

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	31	(188)	(157)

Total derivatives		$4,204	$(3,533)	$671

December 31, 2024	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$8,702	$(3,294)	$5,408
Foreign exchange contracts	Other assets	388	(124)	264
		$9,090	$(3,418)	$5,672

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	33	(110)	(77)

Total derivatives		$9,123	$(3,528)	$5,595

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2025 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from the In2Bones, Global Inc. ("In2Bones") and Biorez, Inc. ("Biorez") acquisitions using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of March 31, 2025:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	7.72%	12.67%
Revenue volatility	18.20%	21.95%
Projected year of payment	2025-2026	2025-2026

Adjustments to the fair value of contingent consideration relate to the passage of time and changes in market assumptions. Changes in the fair value of contingent consideration liabilities for the three months ended March 31, 2025 and 2024 are as follows:

	In2Bones		Biorez
	2025	2024	2025	2024
Balance as of January 1,	$11,196	$41,393	$61,021	$128,751

Payments	—	(2,187)	(7,166)	(24,741)
Changes in fair value of contingent consideration	(987)	(8,561)	4,949	2,016

Balance as of March 31,	$10,209	$30,645	$58,804	$106,026

Contingent consideration of $43.8 million and $25.2 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at March 31, 2025. Contingent consideration of $35.4 million and $36.8 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at December 31, 2024.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	March 31, 2025	December 31, 2024
Raw materials	$115,280	$114,728
Work-in-process	31,640	31,300
Finished goods	207,762	200,691
Total	$354,682	$346,719

Note 8 - Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares.

The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net income	$6,036	$19,709

Basic weighted average shares outstanding	30,973	30,780

Stock compensation	178	492

Diluted weighted average shares outstanding	31,151	31,272

Net income (per share)
Basic	$0.19	$0.64
Diluted	0.19	0.63

The shares used in the calculation of diluted EPS exclude stock options and stock appreciation rights to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 3.4 million for the three months ended March 31, 2025 and 2.5 million for the three months ended March 31, 2024.

Note 9 - Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2025 are as follows:

Balance as of December 31, 2024	$805,358

Foreign currency translation	339

Balance as of March 31, 2025	$805,697
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	March 31, 2025			December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$369,865	$(209,177)	$369,774	$(205,013)

Sales representation, marketing and promotional rights	25	149,376	(79,500)	149,376	(78,000)

Developed technology	18	320,204	(57,455)	320,204	(54,812)

Patents and other intangible assets	16	86,241	(56,265)	85,392	(55,802)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,012,230	$(402,397)	$1,011,290	$(393,627)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.7 million and $8.6 million for the three months ended March 31, 2025 and 2024, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2025 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2025	$22,146	$4,500	$26,646
2026	29,271	6,000	35,271
2027	30,765	6,000	36,765
2028	33,884	6,000	39,884
2029	33,100	6,000	39,100
2030	34,616	6,000	40,616

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	March 31, 2025	December 31, 2024
Revolving line of credit	$—	$—
Term loan, net of deferred debt issuance costs of $297 and $354 in 2025 and 2024, respectively	99,703	114,234
2.250% convertible notes, net of deferred debt issuance costs of $9,263 and $10,327 in 2025 and 2024, respectively	790,737	789,673
Finance leases	1,717	1,874
Total debt	892,157	905,781
Less: Current portion	714	715
Total long-term debt	$891,443	$905,066

Seventh Amended and Restated Senior Credit Agreement

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan was payable in quarterly installments increasing over the term of the facility. During 2022, we made a $90.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments with the remaining balance due upon the expiration of the term loan facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at the Term Secured Overnight Financing Rate plus 0.114% ("Adjusted Term SOFR") (4.490% at March 31, 2025) plus an interest rate margin of 1.125% (5.615% at March 31, 2025). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

On July 19, 2024, we amended our seventh amended and restated senior credit agreement to exclude from the calculation of consolidated fixed charges the $70.0 million payment we made in February 2024 of our then-outstanding 2.625% Convertible Notes (the "2.625% Notes"). During the three months ended March 31, 2024, we recorded interest expense on the 2.625% Notes of $0.2 million at the contractual coupon rate of 2.625%.

There were $100.0 million in borrowings outstanding on the term loan facility as of March 31, 2025. There were no borrowings outstanding under the revolving credit facility as of March 31, 2025. Our available borrowings on the revolving credit facility at March 31, 2025 were $583.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2025. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

2.250% Convertible Notes

On June 6, 2022, we issued $800.0 million aggregate principal amount of 2.250% Convertible Notes, due 2027 (the "2.250% Notes"). Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. The 2.250% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock, with the principal required to be paid in cash. The 2.250% Notes may be converted at an initial conversion rate of 6.8810 shares of our common stock per $1,000 principal amount of the 2.250% Notes (equivalent to an initial conversion price of approximately $145.33 per share of common stock). Holders of the 2.250% Notes may convert the 2.250% Notes at their option at any time on or after March 15, 2027 through the second scheduled trading day preceding the maturity date. Holders of the 2.250% Notes will also have the right to convert the 2.250% Notes prior to March 15, 2027, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of these proceeds were used to repurchase and extinguish a portion of the 2.625% Notes, pay off our then outstanding balance on our revolving line of credit, pay down of $90.0 million of our term loan and partially pay for the In2Bones acquisition. In addition, approximately $115.6 million of the proceeds were used to pay the cost of certain convertible notes hedge transactions related to the 2.250% Notes.

For both the three months ended March 31, 2025 and 2024, we have recorded interest expense on the 2.250% Notes of $4.5 million at the contractual coupon rate of 2.250%

The estimated fair value of the 2.250% Notes was approximately $750.3 million as of March 31, 2025 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

Convertible Notes Hedge Transactions

In connection with the offering of the 2.250% Notes, we entered into convertible notes hedge transactions with a number of financial institutions (each, an “option counterparty”). The convertible notes hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2.250% Notes, the number of shares of our common stock underlying the 2.250% Notes. Concurrent with entering into the convertible notes hedge transactions, we also entered into separate warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, the same number of shares of our common stock.

The convertible notes hedge transactions are expected generally to reduce the potential dilution upon conversion of the 2.250% Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2.250% Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible notes hedge transactions, is greater than the strike price of the convertible notes hedge transactions, which initially corresponds to the conversion price of the 2.250% Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2.250% Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price ($251.53) of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants, unless we elect to settle the warrants in cash.

The scheduled maturities of long-term debt outstanding at March 31, 2025 are as follows:

Remaining, 2025	$—
2026	100,000
2027	800,000
2028	—
2029	—
2030	—
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

Changes in the liability for standard warranties for the three months ended March 31, are as follows:

	2025	2024
Balance as of January 1,	$1,445	$1,802

Provision for warranties	96	43
Claims made	(151)	(183)

Balance as of March 31,	$1,390	$1,662

Costs associated with extended warranty repairs are recorded as incurred and amounted to $1.0 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.

Note 12 - Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended March 31,
	2025	2024
Service cost	$164	$180

Interest cost on projected benefit obligation	882	863

Expected return on plan assets	(1,091)	(1,101)

Net amortization and deferral	354	398

Net periodic pension cost	$309	$340

We do not expect to make any pension contributions during 2025. Non-service pension cost was immaterial for the three months ended March 31, 2025 and 2024.

Note 13 - Business Segment
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
Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine and lower extremities instrumentation and implants, small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgical procedures and fees related to sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, clinical insufflation, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales are as follows:

	Three Months Ended March 31,
	2025	2024
Orthopedic surgery	$138,290	$134,912
General surgery	182,966	177,361
Consolidated net sales	$321,256	$312,273

The following table includes significant segment expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Net sales	$321,256	$312,273
Cost of sales	143,504	140,308
Salesforce and commission expense	57,432	55,277
Marketing expense	15,874	15,521
Distribution expense	12,033	11,967
General and administrative expense	32,655	31,840
Stock-based compensation expense	13,863	6,240
Amortization expense	7,172	7,152
Non-cash adjustments to fair value of contingent consideration liability	3,962	(6,545)
Research and development expense	12,947	13,594
Interest expense	8,286	9,594
Provision for income taxes	1,636	5,710
Other segment items(a)	5,856	1,906
Net income	$6,036	$19,709
(a)Other segment items consist of (i) third party services pertaining to review of potential issues with certain royalty payments to surgeons involved in design teams in 2025 and 2024; (ii) cash compensation costs related to advisory services provided by our former Chief Executive Officer in 2025; (iii) consulting fees in 2025; (iv) gain on the sale of a product line in 2025; and (v) restructuring related costs and income related to the termination of a distributor agreement in 2024.

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

Our operations are subject, and in the past have been subject, to a number of environmental laws and regulations governing, among other things, air emissions; wastewater discharges; the use, handling and disposal of hazardous substances and waste; soil and groundwater remediation and employee health and safety. Likewise, the operations of our suppliers and sterilizers are subject to similar environmental laws and regulations. In some jurisdictions, environmental requirements may be expected to become more stringent in the future. In the United States, certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities. While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations would not have a material adverse effect on our financial condition, results of operations or cash flows.

CONMED had been defending a Georgia State Court action. This action was filed in May 2020 in Cobb County by various current and former employees, contract workers and others against CONMED and a contract sterilizer (the "Cobb County Action"). Plaintiffs alleged personal injury and related claims purportedly arising from or relating to exposure to Ethylene Oxide, a chemical used to sterilize certain products. All claims against CONMED in the Cobb County Action have now been dismissed, however, CONMED is indemnifying its sterilization provider who remains in the case.

CONMED submitted the foregoing claim for insurance coverage by its insurance carrier Federal Insurance Company ("Chubb"). CONMED litigated a lawsuit against Chubb relative to CONMED’s claim for coverage for the indemnification claims arising from the Cobb County Action. The Court has ruled in favor of CONMED with respect to coverage for the indemnification of CONMED's sterilization provider.

The government of Italy passed a law in late 2015 to tax medical device companies on revenue derived from sales to public hospitals. The tax is calculated and based on provincial spending over and above certain thresholds. The Italy medical device tax represents variable consideration in the form of a retroactive discount potentially owed to the customer, which is ultimately the Italian government. Since the law was enacted through September 2022, the Italian government essentially made no effort to administer or collect the tax. A lack of interpretative guidance and the complexity of the law resulted in uncertainty as to the actual amount of liability. In September 2022, the Italian government passed a further decree which, amongst other provisions, delegated administration and collection to the provincial level for the years 2015 - 2018. The Company challenged the imposition of the medical device tax in Italy, as did many other medical device companies, on the grounds that the law was never implemented properly with regulations. On July 22, 2024, the Italian Constitutional Court determined the tax to be constitutional, however, a 52% discount on amounts due for the years 2015-2018 was granted as part of the ruling. The Company has used its best estimate to record reserves related to the tax. No amounts have been remitted to date.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine and lower extremities instrumentation and implants, small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, clinical insufflation, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines as a percentage of consolidated net sales are as follows:

	Three Months Ended March 31,
	2025	2024
Orthopedic surgery	43%	43%
General surgery	57%	57%
Consolidated net sales	100%	100%

A significant amount of our products are used in surgical procedures with approximately 86% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 43% and 44% of our consolidated net sales during the three months ended March 31, 2025 and 2024, respectively.

Business Environment

The Company has been and continues to be impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We work with suppliers to mitigate these impacts; however, we expect these challenges to continue through 2025. This will likely impact our results of operations and we therefore have engaged a consulting firm to evaluate and propose improvements in our supply chain and manufacturing operations. In addition, our results of operations are expected to be impacted if additional tariffs are placed on imported goods to the United States as well as exporting of products to other countries. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to goodwill and intangible assets, contingent consideration and our pension benefit obligation.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	44.7	44.9
Gross profit	55.3	55.1
Selling and administrative expense	46.3	39.5
Research and development expense	4.0	4.4
Income from operations	5.0	11.2
Interest expense	2.6	3.1
Income before income taxes	2.4	8.1
Provision for income taxes	0.5	1.8
Net income	1.9%	6.3%

Net Sales

The following table presents net sales by product line for the three months ended March 31, 2025 and 2024:

	Three Months Ended
			% Change
	2025	2024	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$138.3	$134.9	2.5%	1.4%	3.9%
General surgery	183.0	177.4	3.2%	0.6%	3.8%
Net sales	$321.3	$312.3	2.9%	0.9%	3.8%

Single-use products	$276.3	$264.7	4.4%	1.0%	5.4%
Capital products	45.0	47.6	(5.6)%	0.9%	(4.7)%
Net sales	$321.3	$312.3	2.9%	0.9%	3.8%

Net sales increased 2.9% in the three months ended March 31, 2025 compared to the same period a year ago. The increase during the three months ended March 31, 2025 was due to growth in both the orthopedic surgery and general surgery product lines.

•Orthopedic surgery sales increased 2.5% in the three months ended March 31, 2025 primarily due to growth in our procedure specific, foot and ankle and BioBrace® product offerings.

•General surgery sales increased 3.2% in the three months ended March 31, 2025 primarily due to growth in our AirSeal®, Buffalo Filter® and biliary product offerings.

Cost of Sales

Cost of sales increased to $143.5 million in the three months ended March 31, 2025 as compared to $140.3 million in the three months ended March 31, 2024. Gross profit margins increased 20 basis points to 55.3% in the three months ended March 31, 2025 as compared to 55.1% in the three months ended March 31, 2024.

The 20 basis point increase in gross profit margins during the three months ended March 31, 2025 was mainly due to favorable product mix. During the three months ended March 31, 2025 we incurred costs of $3.4 million for the engagement of a consulting firm to evaluate and propose improvements to our supply chain and manufacturing operations. During the three months ended March 31, 2024, we wrote off $1.4 million in inventory, tooling and equipment related to the cancellation of a planned new product line and incurred $0.2 million in severance costs related to the elimination of certain positions.

Selling and Administrative Expense

Selling and administrative expense increased to $148.8 million in the three months ended March 31, 2025 as compared to $123.4 million in the three months ended March 31, 2024. Selling and administrative expense as a percentage of net sales increased 680 basis points to 46.3% in the three months ended March 31, 2025 as compared to 39.5% in the three months ended March 31, 2024. The increase in selling and administrative expense for the three months ended March 31, 2025 was primarily driven by:

•$12.2 million of cash and stock-based compensation costs related to advisory services provided by our former Chief Executive Officer in the three months ended March 31, 2025; and
•an increase of $10.5 million in costs related to fair value adjustments to contingent consideration ($4.0 million of expense for the three months ended March 31, 2025 compared to $6.5 million of income in the three months ended March 31, 2024), see Note 6.

Salesforce and commissions, marketing, general & administrative costs and amortization expense in the three months ended March 31, 2025 were in line with the three months ended March 31, 2024 as a percentage of sales.

Research and Development Expense

Research and development expense decreased to $12.9 million in the three months ended March 31, 2025 as compared to $13.6 million in the three months ended March 31, 2024. As a percentage of net sales, research and development expense decreased 40 basis points to 4.0% in the three months ended March 31, 2025 as compared to 4.4% in the three months ended March 31, 2024. Spend as a percentage of sales was mainly driven by the timing of research and development projects.

Interest Expense

Interest expense decreased to $8.3 million in the three months ended March 31, 2025 from $9.6 million in the three months ended March 31, 2024. The weighted average interest rates on our borrowings decreased to 2.90% in the three months ended March 31, 2025 as compared to 3.18% in the three months ended March 31, 2024. The decrease in interest expense in the three months ended March 31, 2025 was driven by lower weighted average borrowings outstanding and lower weighted average interest rates during 2025.

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

Income tax expense has been recorded at an effective tax rate of 21.3% for the three months ended March 31, 2025 compared to 22.5% for the three months ended March 31, 2024. The lower effective tax rate for the three months ended March 31, 2025 was primarily the result of recording discrete benefits related to changes in unrecognized tax benefits. The three months ended March 31, 2025 included discrete income tax benefit related to acquired federal research credits which decreased the effective tax rate by 8.9% and discrete income tax expense from stock option exercises which increased the effective tax rate by 2.2%. The three months ended March 31, 2024 included discrete income tax benefit related to acquired federal research credits which reduced the effective tax rate by 1.4% and discrete income tax expense from stock options which increased the effective tax rate by 0.4%. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2024 under Note 9 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $355.9 million at March 31, 2025.  Net cash provided by operating activities was $41.5 million in the three months ended March 31, 2025 compared to net cash provided by operating activities of $29.1 million in the three months ended March 31, 2024, generated on net income of $6.0 million and $19.7 million for the three months ended March 31, 2025 and 2024, respectively. Significant changes in assets and liabilities affecting operating cash flows in the three months ended March 31, 2025 include the following:

•An increase in cash flows from accounts receivable due to timing of sales and cash receipts compared to the same period a year ago;
•A decrease in cash flows from accounts payable due to the timing of payments; and
•Accrued compensation and benefits resulted in a lower use of cash in the three months ended March 31, 2025 compared to the same period a year ago as a result of lower incentive compensation payments.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2025 increased $0.9 million from the same period a year ago. Capital expenditures were $3.8 million in the three months ended March 31, 2025 compared to $2.0 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the three months ended March 31, 2025 was $28.4 million compared to net cash used in financing activities of $17.0 million during 2024. Below is a summary of the significant financing activities impacting the change during the three months ended March 31, 2025 compared to 2024:

•During the three months ended March 31, 2025, we repaid $14.6 million on our term loan.
•During the three months ended March 31, 2025, we paid $7.2 million in contingent consideration related to the Biorez acquisition compared to $26.9 million related to the Biorez and In2Bones acquisitions in the same period a year ago.
•During the three months ended March 31, 2025, we had net cash proceeds of $0.5 million related to stock issued under employee plans compared to $1.1 million in the same period a year ago.
•During the three months ended March 31, 2024, we repaid the remaining $70.0 million outstanding on the 2.625% Notes.
•During the three months ended March 31, 2024, we had net proceeds on our revolving line of credit of $86.0 million.

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

We are also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We continue to monitor our spending and expenses in light of these factors. However, we may need to take further steps to reduce our costs, or to refinance our debt. See “Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion.

There were $100.0 million in borrowings outstanding on the term loan facility as of March 31, 2025. There were no borrowings outstanding under the revolving credit facility as of March 31, 2025. Our available borrowings on the revolving credit facility at March 31, 2025 were $583.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2025. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

See Note 10 for further information on our financing agreements and outstanding debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through March 31, 2025, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2025. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

New Accounting Pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2025.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 5.  Other Information

During the quarter ended March 31, 2025, none of the members of our Board of Directors or officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), under the Securities Exchange Act of 1934.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Patrick J. Beyer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Todd W. Garner pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Patrick J. Beyer and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page - Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Todd W. Garner
Todd W. Garner
Executive Vice President, Finance &
Chief Financial Officer

Date:
May 1, 2025