Form 10-Q
period 2025-06-30
CONMED Corp
filed 2025-07-31
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2025	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 28, 2025 is 30,954,963 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$342,345	$332,097	$663,600	$644,371

Cost of sales	154,025	148,368	297,529	288,677

Gross profit	188,320	183,729	366,071	355,694

Selling and administrative expense	136,021	122,524	284,868	245,881

Research and development expense	14,138	14,098	27,084	27,692

Operating expenses	150,159	136,622	311,952	273,573

Income from operations	38,161	47,107	54,119	82,121

Interest expense	7,824	9,593	16,110	19,188

Other expense	418	—	418	—

Income before income taxes	29,919	37,514	37,591	62,933

Provision for income taxes	8,498	7,538	10,134	13,248

Net income	$21,421	$29,976	$27,457	$49,685

Comprehensive income	$25,835	$25,343	$33,336	$45,421

Per share data:

Net income
Basic	$0.69	$0.97	$0.89	$1.61
Diluted	0.69	0.96	0.88	1.59

Weighted average common shares
Basic	30,949	30,813	31,011	30,792
Diluted	31,054	31,106	31,142	31,170

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$33,935	$24,459
Accounts receivable, net	234,148	237,733
Inventories	362,252	346,719
Prepaid expenses and other current assets	27,445	31,096
Total current assets	657,780	640,007
Property, plant and equipment, net	116,863	115,793
Goodwill	806,926	805,358
Other intangible assets, net	601,817	617,663
Other assets	145,072	127,426
Total assets	$2,328,458	$2,306,247

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$714	$715
Accounts payable	101,054	102,248
Accrued compensation and benefits	67,949	65,368
Other current liabilities	125,121	109,799
Total current liabilities	294,838	278,130

Long-term debt	881,111	905,066
Deferred income taxes	69,818	74,076
Other long-term liabilities	79,821	86,294
Total liabilities	1,325,588	1,343,566

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2025 and 2024, respectively	313	313
Paid-in capital	494,037	476,575
Retained earnings	575,359	560,277
Accumulated other comprehensive loss	(52,978)	(58,857)
Less: 352,904 and 397,860 shares of common stock in treasury, at cost, in 2025 and 2024, respectively	(13,861)	(15,627)
Total shareholders’ equity	1,002,870	962,681
Total liabilities and shareholders’ equity	$2,328,458	$2,306,247

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	31,299	$313	$476,575	$560,277	$(58,857)	$(15,627)	$962,681
Common stock issued under employee plans			(1,340)			1,117	(223)
Stock-based compensation			13,863				13,863
Dividends on common stock ($0.20 per share)				(6,186)			(6,186)
Comprehensive income:
Cash flow hedging loss, net					(3,669)
Pension liability, net					268
Foreign currency translation adjustments					4,866
Net income				6,036
Total comprehensive income							7,501
Balance at March 31, 2025	31,299	$313	$489,098	$560,127	$(57,392)	$(14,510)	$977,636
Common stock issued under employee plans			36			649	685
Stock-based compensation			4,903				4,903
Dividends on common stock ($0.20 per share)				(6,189)			(6,189)
Comprehensive income:
Cash flow hedging loss, net					(6,840)
Pension liability, net					268
Foreign currency translation adjustments					10,986
Net income				21,421
Total comprehensive income							25,835
Balance at June 30, 2025	31,299	$313	$494,037	$575,359	$(52,978)	$(13,861)	$1,002,870

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	31,299	$313	$446,535	$452,531	$(50,170)	$(14,987)	$834,222
Common stock issued under employee plans			(562)			844	282
Stock-based compensation			6,240				6,240
Dividends on common stock ($0.20 per share)				(6,158)			(6,158)
Settlement of convertible notes hedge transactions			10,980			(10,980)	—
Settlement of convertible notes			(5,169)			5,169	—
Comprehensive income:
Cash flow hedging gain, net					4,448
Pension liability, net					301
Foreign currency translation adjustments					(4,380)
Net income				19,709
Total comprehensive income							20,078
Balance at March 31, 2024	31,299	$313	$458,024	$466,082	$(49,801)	$(19,954)	$854,664
Common stock issued under employee plans			(203)			1,217	1,014
Stock-based compensation			6,974				6,974
Dividends on common stock ($0.20 per share)				(6,163)			(6,163)
Comprehensive income:
Cash flow hedging loss, net					(1,874)
Pension liability, net					301
Foreign currency translation adjustments					(3,060)
Net income				29,976
Total comprehensive income							25,343
Balance at June 30, 2024	31,299	$313	$464,795	$489,895	$(54,434)	$(18,737)	$881,832

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$27,457	$49,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,701	8,211
Amortization of deferred debt issuance costs	2,831	2,813
Amortization	28,123	27,666
Stock-based compensation	18,766	13,214
Deferred income taxes	(975)	3,106
Non-cash adjustments to fair value of contingent consideration liability	2,163	(15,219)
Loss on early extinguishment of debt	363	—
Accounts receivable	11,147	6
Inventories	(13,026)	(5,795)
Accounts payable	(1,614)	13,300
Accrued compensation and benefits	930	(13,970)
Other assets	(9,874)	(7,586)
Other liabilities	(4,324)	(3,004)
Net cash provided by operating activities	70,668	72,427

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,508)	(5,625)
Other	850	—
Net cash used in investing activities	(8,658)	(5,625)

Cash flows from financing activities:
Payments on term loan	(54,821)	—
Proceeds from term loan	25,234	—
Payments on revolving line of credit	(337,432)	(398,000)
Proceeds from revolving line of credit	341,432	458,000
Payments to redeem convertible notes	—	(70,000)
Payments related to contingent consideration	(14,094)	(39,429)
Payments related to debt issuance costs	(2,897)	—
Dividends paid on common stock	(12,366)	(12,311)
Other, net	19	641
Net cash used in financing activities	(54,925)	(61,099)

Effect of exchange rate changes on cash and cash equivalents	2,391	(1,130)

Net increase in cash and cash equivalents	9,476	4,573

Cash and cash equivalents at beginning of period	24,459	24,296

Cash and cash equivalents at end of period	$33,935	$28,869

Non-cash financing activities:
Dividends payable	$6,189	$6,163
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amount of revenue and expenses during the reporting period. While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of July 31, 2025, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$51,687	$138,925	$190,612	$52,125	$133,242	$185,367
Europe, Middle East & Africa	35,588	32,189	67,777	35,015	28,673	63,688
Asia Pacific	31,736	20,345	52,081	31,230	20,175	51,405
Americas (excluding the United States)	21,723	10,152	31,875	21,167	10,470	31,637
Total sales from contracts with customers	$140,734	$201,611	$342,345	$139,537	$192,560	$332,097

Timing of Revenue Recognition
Goods transferred at a point in time	$129,382	$199,065	$328,447	$128,875	$190,317	$319,192
Services transferred over time	11,352	2,546	13,898	10,662	2,243	12,905
Total sales from contracts with customers	$140,734	$201,611	$342,345	$139,537	$192,560	$332,097

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$104,702	$269,672	$374,374	$106,276	$255,498	$361,774
Europe, Middle East & Africa	70,795	60,658	131,453	68,220	56,325	124,545
Asia Pacific	60,860	34,934	95,794	57,458	38,334	95,792
Americas (excluding the United States)	42,667	19,312	61,979	42,495	19,765	62,260
Total sales from contracts with customers	$279,024	$384,576	$663,600	$274,449	$369,922	$644,371

Timing of Revenue Recognition
Goods transferred at a point in time	$256,930	$379,582	$636,512	$253,567	$365,519	$619,086
Services transferred over time	22,094	4,994	27,088	20,882	4,403	25,285
Total sales from contracts with customers	$279,024	$384,576	$663,600	$274,449	$369,922	$644,371

Contract liability balances related to the sale of extended warranties to customers are as follows:

	June 30, 2025	December 31, 2024

Contract liability	$20,391	$18,424

Revenue recognized during the six months ended June 30, 2025 and June 30, 2024 from amounts included in contract liabilities at the beginning of the periods were $8.9 million and $8.5 million, respectively. There were no material contract assets as of June 30, 2025 and December 31, 2024.

Note 5 - Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$21,421	$29,976	$27,457	$49,685

Other comprehensive income (loss):
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of $(2,188) and $(600) for the three months ended June 30, 2025 and 2024, respectively, and $(3,361) and $823 for the six months ended June 30, 2025 and 2024, respectively)	(6,840)	(1,874)	(10,508)	2,573
Pension liability, net of income tax (income tax expense of $86 and $97 for the three months ended June 30, 2025 and 2024, respectively, and $172 and $194 for the six months ended June 30, 2025 and 2024, respectively)	268	301	536	603
Foreign currency translation adjustment	10,986	(3,060)	15,851	(7,440)

Comprehensive income	$25,835	$25,343	$33,336	$45,421

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$4,297	$(16,880)	$(46,274)	$(58,857)

Other comprehensive gain (loss) before reclassifications, net of tax	(10,306)	—	15,851	5,545
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(266)	708	—	442
Income tax	64	(172)	—	(108)

Net current-period other comprehensive income (loss)	(10,508)	536	15,851	5,879

Balance, June 30, 2025	$(6,211)	$(16,344)	$(30,423)	$(52,978)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$117	$(18,766)	$(31,521)	$(50,170)

Other comprehensive income (loss) before reclassifications, net of tax	5,120	—	(7,440)	(2,320)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(3,362)	797	—	(2,565)
Income tax	815	(194)	—	621

Net current-period other comprehensive income (loss)	2,573	603	(7,440)	(4,264)

Balance, June 30, 2024	$2,690	$(18,163)	$(38,961)	$(54,434)

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	June 30, 2025	December 31, 2024
Forward exchange contracts	Cash flow hedge	$228,427	$224,177
Forward exchange contracts	Non-designated	57,223	38,892

The remaining time to maturity as of June 30, 2025 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income and our consolidated condensed balance sheets:

	Amount of Loss Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2025	2024	Location of amount reclassified	2025	2024	2025	2024

Foreign exchange contracts	$(9,927)	$(499)	Net Sales	$342,345	$332,097	$(693)	$1,349
			Cost of Sales	154,025	148,368	(207)	626
Pre-tax gain (loss)	$(9,927)	$(499)				$(900)	$1,975
Tax expense (benefit)	(2,406)	(121)				(218)	479
Net gain (loss)	$(7,521)	$(378)				$(682)	$1,496

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Six Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2025	2024	Location of amount reclassified	2025	2024	2025	2024

Foreign exchange contracts	$(13,603)	$6,759	Net Sales	$663,600	$644,371	$1,158	$1,990
			Cost of Sales	297,529	288,677	(892)	1,372
Pre-tax gain (loss)	$(13,603)	$6,759				$266	$3,362
Tax expense (benefit)	(3,297)	1,639				64	815
Net gain (loss)	$(10,306)	$5,120				$202	$2,547

.
At June 30, 2025, $4.3 million of net unrealized loss on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains (losses) from derivative instruments not accounted for as hedges and gains (losses) on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2025	2024	2025	2024

Net gain (loss) on currency forward contracts	Selling and administrative expense	$(1,291)	$211	$(2,080)	$882
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$432	$(965)	$1,343	$(2,210)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at June 30, 2025 and December 31, 2024:

June 30, 2025	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$1,347	$(7,030)	$(5,683)
Foreign exchange contracts	Other long-term liabilities	590	(3,105)	(2,515)
		$1,937	$(10,135)	$(8,198)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	12	(435)	(423)

Total derivatives		$1,949	$(10,570)	$(8,621)

December 31, 2024	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$8,702	$(3,294)	$5,408
Foreign exchange contracts	Other assets	388	(124)	264
		$9,090	$(3,418)	$5,672

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	33	(110)	(77)

Total derivatives		$9,123	$(3,528)	$5,595

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2025 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from the In2Bones, Global Inc. ("In2Bones") and Biorez, Inc. ("Biorez") acquisitions using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of June 30, 2025:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	7.32%	12.28%
Revenue volatility	17.23%	20.70%
Projected year of payment	2025-2026	2025-2026

Adjustments to the fair value of contingent consideration for In2Bones were driven principally by the level of In2Bones revenue. Adjustments to the fair value of contingent consideration for Biorez relate to the passage of time and changes in market assumptions. Changes in the fair value of contingent consideration liabilities for the six months ended June 30, 2025 and 2024 are as follows:

	In2Bones		Biorez
	2025	2024	2025	2024
Balance as of January 1,	$11,196	$41,393	$61,021	$128,751

Payments	—	(3,028)	(14,094)	(36,401)
Changes in fair value of contingent consideration	(6,193)	(20,760)	8,356	5,541

Balance as of June 30,	$5,003	$17,605	$55,283	$97,891

Contingent consideration of $45.4 million and $14.9 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at June 30, 2025. Contingent consideration of $35.4 million and $36.8 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at December 31, 2024.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	June 30, 2025	December 31, 2024
Raw materials	$110,140	$114,728
Work-in-process	33,279	31,300
Finished goods	218,833	200,691
Total	$362,252	$346,719

Note 8 - Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares.

The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$21,421	$29,976	$27,457	$49,685

Basic weighted average shares outstanding	30,949	30,813	31,011	30,792

Stock compensation	105	293	131	378

Diluted weighted average shares outstanding	31,054	31,106	31,142	31,170

Net income (per share)
Basic	$0.69	$0.97	$0.89	$1.61
Diluted	0.69	0.96	0.88	1.59

The shares used in the calculation of diluted EPS exclude stock options and stock appreciation rights to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 4.1 million and 3.9 million for the three and six months ended June 30, 2025, respectively, and 3.4 million and 2.7 million for the three and six months ended June 30, 2024, respectively.

Note 9 - Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2025 are as follows:

Balance as of December 31, 2024	$805,358

Foreign currency translation	1,568

Balance as of June 30, 2025	$806,926
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	June 30, 2025			December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$370,061	$(213,456)	$369,774	$(205,013)

Sales representation, marketing and promotional rights	25	149,376	(81,000)	149,376	(78,000)

Developed technology	18	320,204	(60,097)	320,204	(54,812)

Patents and other intangible assets	16	86,934	(56,749)	85,392	(55,802)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,013,119	$(411,302)	$1,011,290	$(393,627)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.7 million and $8.6 million for the three months ended June 30, 2025 and 2024, respectively, and $17.3 million and $17.2 million for the six months ended June 30, 2025 and 2024, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2025 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2025	$15,020	$3,000	$18,020
2026	29,315	6,000	35,315
2027	30,780	6,000	36,780
2028	33,899	6,000	39,899
2029	33,112	6,000	39,112
2030	34,629	6,000	40,629

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	June 30, 2025	December 31, 2024
Revolving line of credit	$4,000	$—
Term loan, net of deferred debt issuance costs of $534 and $354 in 2025 and 2024, respectively	84,466	114,234
2.250% convertible notes, net of deferred debt issuance costs of $8,200 and $10,327 in 2025 and 2024, respectively	791,800	789,673
Finance leases	1,559	1,874
Total debt	881,825	905,781
Less: Current portion	714	715
Total long-term debt	$881,111	$905,066

Eighth Amended and Restated Senior Credit Agreement

On June 10, 2025, we entered into an eighth amended and restated senior credit agreement consisting of: (a) a $100.0 million term loan facility and (b) a $650.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on June 10, 2030. The term loan is payable in quarterly installments increasing over the term of the facility. During the second quarter of 2025 we made a $15.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments until March 2028. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at the Term Secured Overnight Financing Rate ("Term SOFR") (4.375% at June 30, 2025) plus an interest rate margin of 1.125% (5.50% at June 30, 2025). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the New York Federal Reserve Bank Rate plus 0.50% or (iii) the one-month Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

There were $85.0 million in borrowings outstanding on the term loan facility as of June 30, 2025. There were $4.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2025. Our available borrowings on the revolving credit facility at June 30, 2025 were $644.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The eighth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The eighth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2025. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

2.250% Convertible Notes

On June 6, 2022, we issued $800.0 million aggregate principal amount of 2.250% Convertible Notes due 2027 (the "2.250% Notes"). Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. The 2.250% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock, with the principal required to be paid in cash. The 2.250% Notes may be converted at an initial conversion rate of 6.8810 shares of our common stock per $1,000 principal amount of the 2.250% Notes (equivalent to an initial conversion price of approximately $145.33 per share of common stock). Holders of the 2.250% Notes may convert the 2.250% Notes at their option at any time on or after March 15, 2027 through the second scheduled trading day preceding the maturity date. Holders of the 2.250% Notes will also have the right to convert the 2.250% Notes prior to March 15, 2027, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of these proceeds were used to repurchase and extinguish a portion of our then-outstanding 2.625% Convertible Notes (the "2.625% Notes"), pay off our then outstanding balance on our revolving line of credit, pay down of $90.0 million of our term loan and partially pay for the In2Bones acquisition. In addition, approximately $115.6 million of the proceeds were used to pay the cost of certain convertible notes hedge transactions related to the 2.250% Notes.

For both the three months ended June 30, 2025 and 2024, we have recorded interest expense on the 2.250% Notes of $4.5 million, and for both the six months ended June 30, 2025 and 2024, we have recorded interest expense on the 2.250% Notes of $9.0 million, at the contractual coupon rate of 2.250%

The estimated fair value of the 2.250% Notes was approximately $758.8 million as of June 30, 2025 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

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

The scheduled maturities of long-term debt outstanding at June 30, 2025 are as follows:

Remaining, 2025	$—
2026	—
2027	800,000
2028	7,500
2029	10,000
2030	71,500
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

Changes in the liability for standard warranties for the six months ended June 30, are as follows:

	2025	2024
Balance as of January 1,	$1,445	$1,802

Provision for warranties	290	109
Claims made	(366)	(363)

Balance as of June 30,	$1,369	$1,548

Costs associated with extended warranty repairs are recorded as incurred and amounted to $2.2 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively.

Note 12 - Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$164	$180	$328	$360

Interest cost on projected benefit obligation	882	863	1,764	1,726

Expected return on plan assets	(1,091)	(1,101)	(2,182)	(2,202)

Net amortization and deferral	354	398	708	797

Net periodic pension cost	$309	$340	$618	$681

We do not expect to make any pension contributions during 2025. Non-service pension cost was immaterial for the three and six months ended June 30, 2025 and 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Orthopedic surgery	$140,734	$139,537	$279,024	$274,449
General surgery	201,611	192,560	384,576	369,922
Consolidated net sales	$342,345	$332,097	$663,600	$644,371

The following table includes significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$342,345	$332,097	$663,600	$644,371
Cost of sales	154,025	148,368	297,529	288,677
Salesforce and commission expense	58,923	57,320	116,355	112,595
Marketing expense	16,992	16,428	32,867	31,950
Distribution expense	13,152	12,825	25,185	24,792
General and administrative expense	33,016	29,150	65,670	60,990
Stock-based compensation expense	4,903	6,974	18,766	13,214
Amortization expense	7,192	7,157	14,364	14,309
Non-cash adjustments to fair value of contingent consideration liability	(1,799)	(8,673)	2,163	(15,219)
Research and development expense	14,138	14,098	27,084	27,692
Interest expense	7,824	9,593	16,110	19,188
Other expense	418	—	418	—
Provision for income taxes	8,498	7,538	10,134	13,248
Other segment items(a)	3,642	1,343	9,498	3,250
Net income	$21,421	$29,976	$27,457	$49,685
(a)Other segment items consist of (i) third party services pertaining to review of potential issues with certain royalty payments to surgeons involved in design teams during the three and six months ended June 30, 2025 and 2024; (ii) cash compensation costs related to advisory services provided by our former Chief Executive Officer during the six months ended June 30, 2025; (iii) consulting fees related to operational optimization during the three and six months ended June 30, 2025; (iv) gain on the sale of a product line during the six months ended June 30, 2025; and (v) restructuring related costs and income related to the termination of a distributor agreement during the six months ended June 30, 2024.

Total assets for the Company's single operating segment are the same as presented on the Company's consolidated balance sheet, which is used to measure segment performance.

Note 14 - Legal Proceedings

From time to time, the Company may receive an information request, subpoena or warrant from a government agency such as the Securities and Exchange Commission, Department of Justice, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the United States Food and Drug Administration, the Department of Labor, the Treasury Department or other federal and state agencies or foreign governments or government agencies. These information requests, subpoenas or warrants may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. Additionally, if we receive reports of alleged misconduct from employees or third parties, we investigate as appropriate.

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

Manufacturers of medical devices may face exposure to significant product liability claims, as well as patent infringement and other claims incurred in the ordinary course of business. To date, we have not experienced any claims that have been material to our financial statements or financial condition, but any such claims arising in the future could have a material adverse effect on our business, results of operations or cash flows. We currently maintain commercial product liability insurance of $35 million per occurrence and $35 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage, that the carriers will be solvent or that such insurance will be available to us in the future at a reasonable cost.

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

The government of Italy passed a law in late 2015 to tax medical device companies on revenue derived from sales to public hospitals. The tax is calculated and based on provincial spending over and above certain thresholds. The Italy medical device tax represents variable consideration in the form of a retroactive discount potentially owed to the customer, which is ultimately the Italian government. Since the law was enacted through September 2022, the Italian government essentially made no effort to administer or collect the tax. A lack of interpretative guidance and the complexity of the law resulted in uncertainty as to the actual amount of liability. In September 2022, the Italian government passed a further decree which, amongst other provisions, delegated administration and collection to the provincial level for the years 2015 - 2018. The Company challenged the imposition of the medical device tax in Italy, as did many other medical device companies, on the grounds that the law was never implemented properly with regulations. On July 22, 2024, the Italian Constitutional Court determined the tax to be constitutional, however, a 52% discount on amounts due for the years 2015-2018 was granted as part of the ruling. On June 30, 2025, the Italian government published Decree-Law No. 95 that includes key mitigation measures for the 2015–2018 payback burden.  The Company will wait until the decree is converted into law before considering any potential adjustments to our current recorded reserve related to the tax. No amounts have been remitted to date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Orthopedic surgery	41%	42%	42%	43%
General surgery	59%	58%	58%	57%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 87% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 44% of our consolidated net sales during both the six months ended June 30, 2025 and 2024.

Business Environment

The Company has been and continues to be impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We work with suppliers to mitigate these impacts; however, we expect these challenges to continue through 2025. This will likely impact our results of operations and we therefore have engaged a consulting firm to evaluate and propose improvements in our supply chain and manufacturing operations. In addition, our results of operations are being impacted by tariffs placed on imported goods to the United States as well as exporting of products to other countries. We are actively working to mitigate this impact. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

The Company has not been materially impacted by the conflicts in Ukraine and the Middle East. The Company has no direct operations in these regions with our business limited to selling to third party distributors. Total revenues and accounts receivable associated with sales to third party distributors in these regions are not material to the consolidated condensed financial statements. We will continue to monitor and adjust, if necessary, our business strategy in response to the conflicts in these regions.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.0	44.7	44.8	44.8
Gross profit	55.0	55.3	55.2	55.2
Selling and administrative expense	39.7	36.9	42.9	38.2
Research and development expense	4.1	4.2	4.1	4.3
Income from operations	11.1	14.2	8.2	12.7
Interest expense	2.3	2.9	2.4	3.0
Other expense	0.1	—	0.1	—
Income before income taxes	8.7	11.3	5.7	9.8
Provision for income taxes	2.5	2.3	1.5	2.1
Net income	6.3%	9.0%	4.1%	7.7%

Net Sales

The following table presents net sales by product line for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended
			% Change
	2025	2024	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$140.7	$139.5	0.9%	-0.1%	0.8%
General surgery	201.6	192.6	4.7%	-0.3%	4.4%
Net sales	$342.3	$332.1	3.1%	-0.2%	2.9%

Single-use products	$297.8	$279.3	6.6%	-0.2%	6.4%
Capital products	44.5	52.8	-15.5%	-0.1%	-15.6%
Net sales	$342.3	$332.1	3.1%	-0.2%	2.9%

	Six Months Ended
			% Change
	2025	2024	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$279.0	$274.5	1.7%	0.6%	2.3%
General surgery	384.6	369.9	4.0%	0.1%	4.1%
Net sales	$663.6	$644.4	3.0%	0.3%	3.3%

Single-use products	$574.1	$544.0	5.5%	0.4%	5.9%
Capital products	89.5	100.4	-10.8%	0.4%	-10.4%
Net sales	$663.6	$644.4	3.0%	0.3%	3.3%

Net sales increased 3.1% and 3.0% in the three and six months ended June 30, 2025, respectively, compared to the same period a year ago. The increases during the three and six months ended June 30, 2025 were due to growth in both the orthopedic surgery and general surgery single-use product lines offset by lower capital sales as we continue to work through supply chain and manufacturing operation improvements.

•Orthopedic surgery sales increased 0.9% and 1.7% in the three and six months ended June 30, 2025, respectively, primarily due to growth in our procedure specific, foot and ankle and BioBrace® product offerings.

•General surgery sales increased 4.7% and 4.0% in the three and six months ended June 30, 2025, respectively, primarily due to growth in our AirSeal®, Buffalo Filter® and biliary product offerings.

Cost of Sales

Cost of sales increased to $154.0 million in the three months ended June 30, 2025 as compared to $148.4 million in the three months ended June 30, 2024 and increased to $297.5 million in the six months ended June 30, 2025 as compared to $288.7 million in the six months ended June 30, 2024. Gross profit margins decreased 30 basis points to 55.0% in the three months ended June 30, 2025 as compared to 55.3% in the three months ended June 30, 2024. Gross profit margins were 55.2% in both the six months ended June 30, 2025 and 2024.

During the three and six months ended June 30, 2025 we incurred costs of $5.1 million and $8.5 million, respectively, for the engagement of a consulting firm to evaluate and propose improvements to our supply chain and manufacturing operations. During the six months ended June 30, 2024, we wrote off $1.4 million in inventory, tooling and equipment related to the cancellation of a planned new product line. The 30 basis point decrease in gross profit margins during the three months ended June 30, 2025 was mainly due to these charges. Offsetting such charges was favorable product mix.

Selling and Administrative Expense

Selling and administrative expense increased to $136.0 million in the three months ended June 30, 2025 as compared to $122.5 million in the three months ended June 30, 2024 and increased to $284.9 million in the six months ended June 30, 2025 as compared to $245.9 million in the six months ended June 30, 2024. Selling and administrative expense as a percentage of net sales increased 280 basis points to 39.7% in the three months ended June 30, 2025 as compared to 36.9% in the three months ended June 30, 2024 and increased 470 basis points to 42.9% in the six months ended June 30, 2025 as compared to 38.2% in the six months ended June 30, 2024. The increases in selling and administrative expense as a percentage of sales for the three and six months ended June 30, 2025 were primarily driven by:

•$12.2 million of cash and stock-based compensation costs related to advisory services provided by our former Chief Executive Officer in the six months ended June 30, 2025;
•$2.5 million and $2.9 million of consulting fees related to operational optimization during the three and six months ended June 30, 2025, respectively; and
•$(1.8) million and $2.1 million in (income) expense related to fair value adjustments to contingent consideration in the three and six months ended June 30, 2025, respectively, compared to income of $(8.7) million and $(15.2) million in the three and six months ended June 30, 2024, respectively, see Note 6.

Salesforce and commissions, marketing, general & administrative costs and amortization expense in the three and six months ended June 30, 2025 were in line with the three and six months ended June 30, 2024 as a percentage of sales.

Research and Development Expense

Research and development expense was $14.1 million in both the three months ended June 30, 2025 and 2024 and decreased to $27.1 million in the six months ended June 30, 2025 as compared to $27.7 million in the six months ended June 30, 2024. As a percentage of net sales, research and development expense decreased 10 basis points to 4.1% in the three months ended June 30, 2025 as compared to 4.2% in the three months ended June 30, 2024 and decreased to 4.1% in the six months ended June 30, 2025 as compared to 4.3% in the six months ended June 30, 2024. Spend as a percentage of sales was mainly driven by the timing of research and development projects.

Interest Expense

Interest expense decreased to $7.8 million in the three months ended June 30, 2025 from $9.6 million in the three months ended June 30, 2024 and decreased to $16.1 million in the six months ended June 30, 2025 from $19.2 million in the six months ended June 30, 2024. The weighted average interest rates on our borrowings decreased to 2.80% in the three months ended June 30, 2025 as compared to 3.22% in the three months ended June 30, 2024 and decreased to 2.85% in the six months ended June 30, 2025 as compared to 3.20% in the six months ended June 30, 2024. The decrease in interest expense in the three and six months ended June 30, 2025 was driven by lower weighted average borrowings outstanding and lower weighted average interest rates during 2025.

Other Expense

Other expense during the three and six months ended June 30, 2025 was related to costs associated with our eighth amended and restated senior credit agreement entered into June 10, 2025, as further described in Note 10. These costs included $0.4 million related to a loss on early extinguishment and third party fees.

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

Income tax expense has been recorded at an effective tax rate of 28.4% for the three months ended June 30, 2025 compared to 20.1% for the three months ended June 30, 2024. Income tax expense has been recorded at an effective tax rate of 27.0% for the six months ended June 30, 2025 compared to 21.1% for the six months ended June 30, 2024. The higher effective tax rates for the three and six months ended June 30, 2025 was primarily the result of year to date expense related to the fair value adjustments to contingent consideration which is not deductible for federal tax as compared to the effective tax rates for the three and six months ended June 30, 2024 which included year to date income related to the fair value adjustments to contingent consideration which is not subject to federal tax. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2024 under Note 9 to the consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA permanently extends and modifies significant provisions of the Tax Cuts and Jobs Act.  Key modifications expected to impact the Company’s effective tax rate and cash tax position include the increased business interest expense limitation and the reduced federal research credit benefit effective in 2025 and changes to the international tax provisions effective in 2026.  The Company is evaluating the impact of the OBBBA on the consolidated condensed financial statements.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the eighth amended and restated senior credit agreement. We have historically met these liquidity requirements with funds generated from operations, borrowings under our revolving credit facility and issuances of debt in the capital markets. In addition, we have historically used term borrowings, including borrowings under the eighth amended and restated senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions, including payments of contingent consideration. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering.

Operating cash flows

Our net working capital position was $362.9 million at June 30, 2025.  Net cash provided by operating activities was $70.7 million in the six months ended June 30, 2025 compared to net cash provided by operating activities of $72.4 million in the six months ended June 30, 2024, generated on net income of $27.5 million and $49.7 million for the six months ended June 30, 2025 and 2024, respectively. Significant changes in assets and liabilities affecting operating cash flows in the six months ended June 30, 2025 include the following:

•An increase in cash flows from accounts receivable due to timing of sales and cash receipts compared to the same period a year ago;
•A decrease in cash flows from inventory as we increased inventory to mitigate supply chain challenges;
•A decrease in cash flows from accounts payable due to the timing of payments; and
•An increase in cash flows from accrued compensation and benefits as a result of lower incentive compensation payments in the six months ended June 30, 2025 compared to the same period a year ago.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2025 increased $3.0 million from the same period a year ago. Capital expenditures were $9.5 million in the six months ended June 30, 2025 compared to $5.6 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the six months ended June 30, 2025 was $54.9 million compared to net cash used in financing activities of $61.1 million during 2024. Below is a summary of the significant financing activities impacting the change during the six months ended June 30, 2025 compared to 2024:

•During the six months ended June 30, 2025, we had net payments on our term loan of $29.6 million, inclusive of a $25.2 million impact on both borrowings and repayments between independent counterparties associated with the eighth amended and restated senior credit agreement.
•During the six months ended June 30, 2025, we paid $14.1 million in contingent consideration related to the Biorez acquisition compared to $39.4 million related to the Biorez and In2Bones acquisitions in the same period a year ago.
•During the six months ended June 30, 2024, we repaid the remaining $70.0 million outstanding on the 2.625% Notes.
•During the six months ended June 30, 2025, we had net borrowings on our revolving line of credit of $4.0 million, inclusive of the impact of the eighth amended and restated senior credit agreement, compared to $60.0 million in net borrowings during the six months ended June 30, 2024.

Other Liquidity Matters

Our cash balances and cash flows generated from operations may be used to fund strategic investments, business acquisitions, including contingent consideration payments, working capital needs, research and development, common stock repurchases and payments of dividends to our shareholders. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our eighth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures, dividend payments and common stock repurchases in the foreseeable future. In addition, management believes we could access capital markets, as necessary, to fund future business acquisitions.

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

There were $85.0 million in borrowings outstanding on the term loan facility as of June 30, 2025. There were $4.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2025. Our available borrowings on the revolving credit facility at June 30, 2025 were $644.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit.

The eighth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The eighth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2025. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

See Note 10 for further information on our financing agreements and outstanding debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through June 30, 2025, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2025. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

New Accounting Pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2025.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 5.  Other Information

On May 23, 2025, Richard Glaze, Chief Information Officer, adopted a trading plan with respect to 375 restricted stock units granted to Mr. Glaze as equity compensation (the "Glaze Plan"). The Glaze Plan is intended to satisfy the affirmative defense of Rule 105b-1(c), under the Securities Exchange Act of 1934, and terminates on December 1, 2025.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

10.1
Eighth Amended and Restated Credit Agreement, dated as of June 10, 2025, among CONMED Corporation, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A, as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2025).

31.1*	Certification of Patrick J. Beyer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Todd W. Garner pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Patrick J. Beyer and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page - Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Todd W. Garner
Todd W. Garner
Executive Vice President, Finance &
Chief Financial Officer

Date:
July 31, 2025