Form 10-Q
period 2025-09-30
CONMED Corp
filed 2025-11-06
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
September 30, 2025	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of November 3, 2025 is 30,967,954 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$337,926	$316,701	$1,001,526	$961,071

Cost of sales	171,807	137,706	469,336	426,383

Gross profit	166,119	178,995	532,190	534,688

Selling and administrative expense	140,339	99,730	425,207	345,611

Research and development expense	13,901	13,558	40,985	41,250

Operating expenses	154,240	113,288	466,192	386,861

Income from operations	11,879	65,707	65,998	147,827

Interest expense	7,606	9,252	23,716	28,440

Other expense	—	—	418	—

Income before income taxes	4,273	56,455	41,864	119,387

Provision for income taxes	1,414	7,471	11,548	20,719

Net income	$2,859	$48,984	$30,316	$98,668

Comprehensive income	$6,605	$48,701	$39,941	$94,121

Per share data:

Net income
Basic	$0.09	$1.59	$0.98	$3.20
Diluted	0.09	1.57	0.97	3.17

Weighted average common shares
Basic	30,955	30,856	31,027	30,815
Diluted	31,050	31,112	31,145	31,148

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$38,929	$24,459
Accounts receivable, net	224,943	237,733
Inventories	364,355	346,719
Prepaid expenses and other current assets	33,931	31,096
Total current assets	662,158	640,007
Property, plant and equipment, net	112,036	115,793
Goodwill	806,916	805,358
Other intangible assets, net	593,107	617,663
Other assets	148,271	127,426
Total assets	$2,322,488	$2,306,247

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$746	$715
Accounts payable	107,087	102,248
Accrued compensation and benefits	76,125	65,368
Other current liabilities	130,741	109,799
Total current liabilities	314,699	278,130

Long-term debt	853,007	905,066
Deferred income taxes	74,857	74,076
Other long-term liabilities	71,662	86,294
Total liabilities	1,314,225	1,343,566

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2025 and 2024, respectively	313	313
Paid-in capital	498,672	476,575
Retained earnings	572,027	560,277
Accumulated other comprehensive loss	(49,232)	(58,857)
Less: 344,143 and 397,860 shares of common stock in treasury, at cost, in 2025 and 2024, respectively	(13,517)	(15,627)
Total shareholders’ equity	1,008,263	962,681
Total liabilities and shareholders’ equity	$2,322,488	$2,306,247

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	31,299	$313	$476,575	$560,277	$(58,857)	$(15,627)	$962,681
Common stock issued under employee plans			(1,340)			1,117	(223)
Stock-based compensation			13,863				13,863
Dividends on common stock ($0.20 per share)				(6,186)			(6,186)
Comprehensive income:
Cash flow hedging loss, net					(3,669)
Pension liability, net					268
Foreign currency translation adjustments					4,866
Net income				6,036
Total comprehensive income							7,501
Balance at March 31, 2025	31,299	$313	$489,098	$560,127	$(57,392)	$(14,510)	$977,636
Common stock issued under employee plans			36			649	685
Stock-based compensation			4,903				4,903
Dividends on common stock ($0.20 per share)				(6,189)			(6,189)
Comprehensive income:
Cash flow hedging loss, net					(6,840)
Pension liability, net					268
Foreign currency translation adjustments					10,986
Net income				21,421
Total comprehensive income							25,835
Balance at June 30, 2025	31,299	$313	$494,037	$575,359	$(52,978)	$(13,861)	$1,002,870
Common stock issued under employee plans			50			344	394
Stock-based compensation			4,585				4,585
Dividends on common stock ($0.20 per share)				(6,191)			(6,191)
Comprehensive income:
Cash flow hedging gain, net					3,734
Pension liability, net					268
Foreign currency translation adjustments					(256)
Net income				2,859
Total comprehensive income							6,605
Balance at September 30, 2025	31,299	$313	$498,672	$572,027	$(49,232)	$(13,517)	$1,008,263

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	31,299	$313	$446,535	$452,531	$(50,170)	$(14,987)	$834,222
Common stock issued under employee plans			(562)			844	282
Stock-based compensation			6,240				6,240
Dividends on common stock ($0.20 per share)				(6,158)			(6,158)
Settlement of convertible notes hedge transactions			10,980			(10,980)	—
Settlement of convertible notes			(5,169)			5,169	—
Comprehensive income:
Cash flow hedging gain, net					4,448
Pension liability, net					301
Foreign currency translation adjustments					(4,380)
Net income				19,709
Total comprehensive income							20,078
Balance at March 31, 2024	31,299	$313	$458,024	$466,082	$(49,801)	$(19,954)	$854,664
Common stock issued under employee plans			(203)			1,217	1,014
Stock-based compensation			6,974				6,974
Dividends on common stock ($0.20 per share)				(6,163)			(6,163)
Comprehensive income:
Cash flow hedging loss, net					(1,874)
Pension liability, net					301
Foreign currency translation adjustments					(3,060)
Net income				29,976
Total comprehensive income							25,343
Balance at June 30, 2024	31,299	$313	$464,795	$489,895	$(54,434)	$(18,737)	$881,832
Common stock issued under employee plans			(38)			2,456	2,418
Stock-based compensation			6,123				6,123
Dividends on common stock ($0.20 per share)				(6,178)			(6,178)
Comprehensive income:
Cash flow hedging loss, net					(7,077)
Pension liability, net					301
Foreign currency translation adjustments					6,493
Net income				48,984
Total comprehensive income							48,701
Balance at September 30, 2024	31,299	$313	$470,880	$532,701	$(54,717)	$(16,281)	$932,896

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$30,316	$98,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,077	12,406
Amortization of deferred debt issuance costs	4,107	4,256
Amortization	42,354	41,445
Stock-based compensation	23,352	19,336
Deferred income taxes	2,711	5,626
Non-cash adjustments to fair value of contingent consideration liability	3,504	(42,267)
Loss on early extinguishment of debt	363	—
Accounts receivable	20,310	10,781
Inventories	(15,242)	(24,436)
Accounts payable	3,863	15,345
Accrued compensation and benefits	8,990	(8,063)
Other assets	(12,934)	(10,293)
Other liabilities	(417)	826
Net cash provided by operating activities	124,354	123,630

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,695)	(9,044)
Other	850	—
Net cash used in investing activities	(13,845)	(9,044)

Cash flows from financing activities:
Payments on term loan	(79,821)	—
Proceeds from term loan	25,234	—
Payments on revolving line of credit	(508,432)	(567,000)
Proceeds from revolving line of credit	508,432	601,000
Payments to redeem convertible notes	—	(70,000)
Payments related to contingent consideration	(22,577)	(48,084)
Payments related to debt issuance costs	(2,897)	—
Dividends paid on common stock	(18,555)	(18,474)
Other, net	166	2,628
Net cash used in financing activities	(98,450)	(99,930)

Effect of exchange rate changes on cash and cash equivalents	2,411	(485)

Net increase in cash and cash equivalents	14,470	14,171

Cash and cash equivalents at beginning of period	24,459	24,296

Cash and cash equivalents at end of period	$38,929	$38,467

Non-cash financing activities:
Dividends payable	$6,191	$6,178
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amount of revenue and expenses during the reporting period. While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of November 6, 2025, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Note 3 - New Accounting Pronouncements

Recently Issued Accounting Standards, Not Yet Adopted

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06 - Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard removes all references to software development stages. It also requires that an entity capitalizes software when both: (1) management has authorized and committed funding to the project and (2) it is probable that the project will be completed and the software is used to perform the intended function. This ASU may be adopted prospectively, retrospectively, or on a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption. It is effective for annual periods beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) as clarified by ASU 2025-01. The standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes on an annual and interim basis. Any relevant expense caption presented on the face of the income statement within continuing operations are required to be disaggregated by the following natural expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation, and (4) intangible asset amortization. This ASU can be adopted prospectively or retrospectively and is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We expect this ASU to only impact our disclosures with no impact to the consolidated financial statements.

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

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$52,456	$141,523	$193,979	$49,700	$133,451	$183,151
Europe, Middle East & Africa	30,935	27,746	58,681	28,803	26,719	55,522
Asia Pacific	33,765	20,061	53,826	32,822	16,387	49,209
Americas (excluding the United States)	21,037	10,403	31,440	19,212	9,607	28,819
Total sales from contracts with customers	$138,193	$199,733	$337,926	$130,537	$186,164	$316,701

Timing of Revenue Recognition
Goods transferred at a point in time	$126,763	$197,069	$323,832	$120,533	$183,929	$304,462
Services transferred over time	11,430	2,664	14,094	10,004	2,235	12,239
Total sales from contracts with customers	$138,193	$199,733	$337,926	$130,537	$186,164	$316,701

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$157,158	$411,195	$568,353	$155,975	$388,949	$544,924
Europe, Middle East & Africa	101,730	88,404	190,134	97,024	83,043	180,067
Asia Pacific	94,624	54,995	149,619	90,280	54,721	145,001
Americas (excluding the United States)	63,704	29,716	93,420	61,707	29,372	91,079
Total sales from contracts with customers	$417,216	$584,310	$1,001,526	$404,986	$556,085	$961,071

Timing of Revenue Recognition
Goods transferred at a point in time	$383,693	$576,651	$960,344	$374,100	$549,447	$923,547
Services transferred over time	33,523	7,659	41,182	30,886	6,638	37,524
Total sales from contracts with customers	$417,216	$584,310	$1,001,526	$404,986	$556,085	$961,071

Contract liability balances related to the sale of extended warranties to customers are as follows:

	September 30, 2025	December 31, 2024

Contract liability	$21,038	$18,424

Revenue recognized during the nine months ended September 30, 2025 and September 30, 2024 from amounts included in contract liabilities at the beginning of the periods were $12.2 million and $11.6 million, respectively. There were no material contract assets as of September 30, 2025 and December 31, 2024.

Note 5 - Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$2,859	$48,984	$30,316	$98,668

Other comprehensive income (loss):
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of $1,195 and $(2,264) for the three months ended September 30, 2025 and 2024, respectively, and $(2,168) and $(1,441) for the nine months ended September 30, 2025 and 2024, respectively)	3,734	(7,077)	(6,775)	(4,504)
Pension liability, net of income tax (income tax expense of $86 and $97 for the three months ended September 30, 2025 and 2024, respectively, and $257 and $291 for the nine months ended September 30, 2025 and 2024, respectively)	268	301	805	904
Foreign currency translation adjustment	(256)	6,493	15,595	(947)

Comprehensive income	$6,605	$48,701	$39,941	$94,121

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$4,297	$(16,880)	$(46,274)	$(58,857)

Other comprehensive income (loss) before reclassifications, net of tax	(6,984)	—	15,595	8,611
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	276	1,062	—	1,338
Income tax	(67)	(257)	—	(324)

Net current-period other comprehensive income (loss)	(6,775)	805	15,595	9,625

Balance, September 30, 2025	$(2,478)	$(16,075)	$(30,679)	$(49,232)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$117	$(18,766)	$(31,521)	$(50,170)

Other comprehensive loss before reclassifications, net of tax	(1,754)	—	(947)	(2,701)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(3,630)	1,195	—	(2,435)
Income tax	880	(291)	—	589

Net current-period other comprehensive income (loss)	(4,504)	904	(947)	(4,547)

Balance, September 30, 2024	$(4,387)	$(17,862)	$(32,468)	$(54,717)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	September 30, 2025	December 31, 2024
Forward exchange contracts	Cash flow hedge	$236,095	$224,177
Forward exchange contracts	Non-designated	47,212	38,892

The remaining time to maturity as of September 30, 2025 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2025	2024	Location of amount reclassified	2025	2024	2025	2024

Foreign exchange contracts	$4,387	$(9,073)	Net Sales	$337,926	$316,701	$(653)	$270
			Cost of Sales	171,807	137,706	112	(2)
Pre-tax gain (loss)	$4,387	$(9,073)				$(541)	$268
Tax expense (benefit)	1,063	(2,199)				(131)	65
Net gain (loss)	$3,324	$(6,874)				$(410)	$203

	Amount of Loss Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Nine Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2025	2024	Location of amount reclassified	2025	2024	2025	2024

Foreign exchange contracts	$(9,219)	$(2,314)	Net Sales	$1,001,526	$961,071	$505	$2,260
			Cost of Sales	469,336	426,383	(781)	1,370
Pre-tax gain (loss)	$(9,219)	$(2,314)				$(276)	$3,630
Tax expense (benefit)	(2,235)	(560)				(67)	880
Net gain (loss)	$(6,984)	$(1,754)				$(209)	$2,750

At September 30, 2025, $2.0 million of net unrealized loss on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net losses from derivative instruments not accounted for as hedges and gains (losses) on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2025	2024	2025	2024

Net loss on currency forward contracts	Selling and administrative expense	$(150)	$(1,513)	$(2,230)	$(631)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$(690)	$1,108	$653	$(1,102)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at September 30, 2025 and December 31, 2024:

September 30, 2025	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$2,636	$(5,290)	$(2,654)
Foreign exchange contracts	Other long-term liabilities	586	(1,203)	(617)
		$3,222	$(6,493)	$(3,271)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	1	(230)	(229)

Total derivatives		$3,223	$(6,723)	$(3,500)

December 31, 2024	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$8,702	$(3,294)	$5,408
Foreign exchange contracts	Other assets	388	(124)	264
		$9,090	$(3,418)	$5,672

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	33	(110)	(77)

Total derivatives		$9,123	$(3,528)	$5,595

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2025 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from its acquisitions of In2Bones, Global Inc. ("In2Bones") and Biorez, Inc. ("Biorez") using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of September 30, 2025:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	7.13%	12.16%
Revenue volatility	17.47%	20.83%
Projected year of payment	2025-2026	2025-2026

Adjustments to the fair value of contingent consideration for In2Bones were driven principally by the level of In2Bones revenue. Adjustments to the fair value of contingent consideration for Biorez mainly relate to the passage of time and changes in market assumptions. Changes in the fair value of contingent consideration liabilities for the nine months ended September 30, 2025 and 2024 are as follows:

	In2Bones		Biorez
	2025	2024	2025	2024
Balance as of January 1,	$11,196	$41,393	$61,021	$128,751

Payments	—	(3,028)	(22,577)	(45,056)
Changes in fair value of contingent consideration	(8,828)	(27,269)	12,332	(14,999)

Balance as of September 30,	$2,368	$11,096	$50,776	$68,696

Contingent consideration of $47.1 million and $6.1 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at September 30, 2025. Contingent consideration of $35.4 million and $36.8 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at December 31, 2024.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	September 30, 2025	December 31, 2024
Raw materials	$101,826	$114,728
Work-in-process	34,750	31,300
Finished goods	227,779	200,691
Total	$364,355	$346,719

Note 8 - Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares.

The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$2,859	$48,984	$30,316	$98,668

Basic weighted average shares outstanding	30,955	30,856	31,027	30,815

Stock compensation	95	256	118	333

Diluted weighted average shares outstanding	31,050	31,112	31,145	31,148

Net income (per share)
Basic	$0.09	$1.59	$0.98	$3.20
Diluted	0.09	1.57	0.97	3.17

The shares used in the calculation of diluted EPS exclude stock options and stock appreciation rights to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 4.0 million and 3.9 million for the three and nine months ended September 30, 2025, respectively, and 3.4 million and 3.2 million for the three and nine months ended September 30, 2024, respectively.

Note 9 - Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2025 are as follows:

Balance as of December 31, 2024	$805,358

Foreign currency translation	1,558

Balance as of September 30, 2025	$806,916
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	September 30, 2025			December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$370,063	$(217,546)	$369,774	$(205,013)

Sales representation, marketing and promotional rights	25	149,376	(82,500)	149,376	(78,000)

Developed technology	18	320,204	(62,740)	320,204	(54,812)

Patents and other intangible assets	16	86,901	(57,195)	85,392	(55,802)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,013,088	$(419,981)	$1,011,290	$(393,627)

Customer and distributor relationships, trademarks and tradenames, developed technology and patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Sales representation, marketing and promotional rights represent intangible assets created under our agreement with Musculoskeletal Transplant Foundation.

Amortization expense related to intangible assets which are subject to amortization totaled $8.7 million and $8.8 million for the three months ended September 30, 2025 and 2024, respectively, and $26.1 million and $26.0 million for the nine months ended September 30, 2025 and 2024, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2025 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2025	$7,811	$1,500	$9,311
2026	29,377	6,000	35,377
2027	30,828	6,000	36,828
2028	33,947	6,000	39,947
2029	33,159	6,000	39,159
2030	34,668	6,000	40,668

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	September 30, 2025	December 31, 2024
Revolving line of credit	$—	$—
Term loan, net of deferred debt issuance costs of $507 and $354 in 2025 and 2024, respectively	59,493	114,234
2.250% convertible notes, net of deferred debt issuance costs of $7,137 and $10,327 in 2025 and 2024, respectively	792,863	789,673
Finance leases	1,397	1,874
Total debt	853,753	905,781
Less: Current portion	746	715
Total long-term debt	$853,007	$905,066

Eighth Amended and Restated Senior Credit Agreement

On June 10, 2025, we entered into an eighth amended and restated senior credit agreement consisting of: (a) a $100.0 million term loan facility and (b) a $650.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on June 10, 2030. The term loan is payable in quarterly installments increasing over the term of the facility with the remaining outstanding balance due at maturity. During the nine months ended September 30, 2025, we made $40.0 million in prepayments on the term loan facility resulting in the elimination of such quarterly payments. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at the Term Secured Overnight Financing Rate ("Term SOFR") (4.375% at September 30, 2025) plus an interest rate margin of 1.125% (5.50% at September 30, 2025). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the New York Federal Reserve Bank Rate plus 0.50% or (iii) the one-month Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

There were $60.0 million in borrowings outstanding on the term loan facility as of September 30, 2025. There were no borrowings outstanding under the revolving credit facility as of September 30, 2025. Our available borrowings on the revolving credit facility at September 30, 2025 were $648.5 million with approximately $1.5 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The eighth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The eighth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2025. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

2.250% Convertible Notes

On June 6, 2022, we issued $800.0 million aggregate principal amount of 2.250% Convertible Notes due 2027 (the "2.250% Notes"). Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. The 2.250% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock, with the principal required to be paid in cash. The 2.250% Notes may be converted at an initial conversion rate of 6.8810 shares of our common stock per $1,000 principal amount of the 2.250% Notes (equivalent to an initial conversion price of approximately $145.33 per share of common stock). Holders of the 2.250% Notes may convert the 2.250% Notes at their option at any time on or after March 15, 2027 through the second scheduled trading day preceding the maturity date. Holders of the 2.250% Notes will also have the right to convert the 2.250% Notes prior to March 15, 2027, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of these proceeds were used to repurchase and extinguish a portion of our then-outstanding 2.625% Convertible Notes (the "2.625% Notes"), pay off our then outstanding balance on our revolving line of credit, pay down of $90.0 million of our then outstanding term loan and partially pay for the In2Bones acquisition. In addition, approximately $115.6 million of the proceeds were used to pay the cost of certain convertible notes hedge transactions related to the 2.250% Notes.

For both the three months ended September 30, 2025 and 2024, we have recorded interest expense on the 2.250% Notes of $4.5 million, and for both the nine months ended September 30, 2025 and 2024, we have recorded interest expense on the 2.250% Notes of $13.5 million, at the contractual coupon rate of 2.250%.

The estimated fair value of the 2.250% Notes was approximately $762.0 million as of September 30, 2025 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

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

The scheduled maturities of long-term debt outstanding at September 30, 2025 are as follows:

Remaining, 2025	$—
2026	—
2027	800,000
2028	—
2029	—
2030	60,000
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

Changes in the liability for standard warranties for the nine months ended September 30, are as follows:

	2025	2024
Balance as of January 1,	$1,445	$1,802

Provision for warranties	415	308
Claims made	(530)	(578)

Balance as of September 30,	$1,330	$1,532

Costs associated with extended warranty repairs are recorded as incurred and amounted to $3.2 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 12 - Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$164	$180	$492	$540

Interest cost on projected benefit obligation	882	863	2,646	2,589

Expected return on plan assets	(1,091)	(1,101)	(3,273)	(3,303)

Net amortization and deferral	354	398	1,062	1,195

Net periodic pension cost	$309	$340	$927	$1,021

We do not expect to make any pension contributions during 2025. Non-service pension cost was immaterial for the three and nine months ended September 30, 2025 and 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Orthopedic surgery	$138,193	$130,537	$417,216	$404,986
General surgery	199,733	186,164	584,310	556,085
Consolidated net sales	$337,926	$316,701	$1,001,526	$961,071

The following table includes significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$337,926	$316,701	$1,001,526	$961,071
Cost of sales	171,807	137,706	469,336	426,383
Salesforce and commission expense	59,404	55,124	175,760	167,720
Marketing expense	16,915	16,053	49,782	48,002
Distribution expense	13,085	12,039	38,270	36,831
General and administrative expense	31,941	28,396	97,609	89,388
Stock-based compensation expense	4,585	6,123	23,352	19,336
Amortization expense	7,233	7,158	21,597	21,466
Non-cash adjustments to fair value of contingent consideration liability	1,341	(27,049)	3,504	(42,267)
Research and development expense	13,901	13,558	40,985	41,250
Interest expense	7,606	9,252	23,716	28,440
Other expense	—	—	418	—
Provision for income taxes	1,414	7,471	11,548	20,719
Other segment items(a)	5,835	1,886	15,333	5,135
Net income	$2,859	$48,984	$30,316	$98,668
(a)Other segment items consist of (i) third party services pertaining to review of potential issues with certain royalty payments to surgeons involved in design teams during the three and nine months ended September 30, 2025 and 2024; (ii) cash compensation costs related to advisory services provided by our former Chief Executive Officer during the nine months ended September 30, 2025; (iii) consulting fees related to operational optimization during the three and nine months ended September 30, 2025; (iv) gain on the sale of a product line during the nine months ended September 30, 2025; and (v) restructuring related costs and income related to the termination of a distributor agreement during the nine months ended September 30, 2024.

Total assets for the Company's single operating segment are the same as presented on the Company's consolidated balance sheet, which is used to measure segment performance.

Note 14 - Legal Proceedings

From time to time, the Company may receive an information request, subpoena or warrant from a government agency such as the Securities and Exchange Commission, U.S. Department of Justice ("DOJ"), Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the United States Food and Drug Administration, the Department of Labor, the Treasury Department or other federal and state agencies or foreign governments or government agencies. These information requests, subpoenas or warrants may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. Additionally, if we receive reports of alleged misconduct from employees or third parties, we investigate as appropriate.

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

The government of Italy passed a law in late 2015 to tax medical device companies on revenue derived from sales to public hospitals. The tax is calculated and based on provincial spending over and above certain thresholds. The Italy medical device tax represents variable consideration in the form of a retroactive discount potentially owed to the customer, which is ultimately the Italian government. Since the law was enacted through September 2022, the Italian government essentially made no effort to administer or collect the tax. A lack of interpretative guidance and the complexity of the law resulted in uncertainty as to the actual amount of liability. In September 2022, the Italian government passed a further decree which, amongst other provisions, delegated administration and collection to the provincial level for the years 2015 - 2018. The Company challenged the imposition of the medical device tax in Italy, as did many other medical device companies, on the grounds that the law was never implemented properly with regulations. On July 22, 2024, the Italian Constitutional Court determined the tax to be constitutional, however, a 52% discount on amounts due for the years 2015-2018 was granted as part of the ruling. On June 30, 2025, the Italian government published Decree-Law No. 95 that includes key mitigation measures for the 2015–2018 payback burden.  This Decree-Law No. 95 became law in August 2025 granting a 75% discount on amounts due for the years 2015-2018. The Company submitted payment in September 2025. The Company has used its best estimate to record reserves related to the tax subsequent to the 2018 year.

In December 2023, the Company voluntarily informed the DOJ of potential issues with certain royalty payments related to surgeons involved in design teams. On September 5, 2025, the DOJ informed the Company that it was declining to prosecute the Company, civilly or criminally, for any conduct related to the voluntary disclosure and that it was closing its investigation without requiring anything further from the Company.

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
Forward-Looking Statements

In this Quarterly Report on Form 10-Q, we make forward-looking statements about our financial condition, results of operations and business. Forward-looking statements are statements made by us concerning events that may or may not occur in the future. These statements may be made directly in this document or may be “incorporated by reference” from other documents. Such statements may be identified by the use of words such as “anticipates”, “expects”, “estimates”, “intends” and “believes” and variations thereof and other terms of similar meaning.

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

Overview

CONMED Corporation is a medical technology company that provides devices and equipment for surgical procedures. The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Orthopedic surgery	41%	41%	42%	42%
General surgery	59%	59%	58%	58%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 86% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 43% of our consolidated net sales during both the nine months ended September 30, 2025 and 2024.

Business Environment

The Company has been and continues to be impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We continue to monitor our spending and expenses in light of these factors. This will likely impact our results of operations and we therefore engaged a consulting firm to evaluate and propose improvements in our supply chain and manufacturing operations. In addition, our results of operations are being impacted by tariffs placed on imported goods to the United States as well as exporting of products to other countries. We are actively working to mitigate this impact. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

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

Under the terms of our Distribution Agreement with W. L. Gore & Associates, Inc. (“Gore®”), CONMED has exclusive distribution rights to the Gore® VIABIL® Biliary Endoprosthesis for endoscopic placement (“VIABIL® device”) in the United States and Canada (“Distribution Agreement”) through December 31, 2026. CONMED will not be renewing its Distribution Agreement for the commercial support and distribution of the Gore® VIABIL® device after December 31, 2026. The VIABIL distribution represented $44.1 million of net sales in the nine months ending September 30, 2025, with a gross profit margin of approximately 38%.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.8	43.5	46.9	44.4
Gross profit	49.2	56.5	53.1	55.6
Selling and administrative expense	41.5	31.5	42.5	36.0
Research and development expense	4.1	4.3	4.1	4.3
Income from operations	3.5	20.7	6.6	15.4
Interest expense	2.3	2.9	2.4	3.0
Other expense	—	—	—	—
Income before income taxes	1.3	17.8	4.2	12.4
Provision for income taxes	0.4	2.4	1.2	2.2
Net income	0.8%	15.5%	3.0%	10.3%

Net Sales

The following table presents net sales by product line for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended
			% Change
	2025	2024	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$138.2	$130.5	5.9%	-0.6%	5.3%
General surgery	199.7	186.2	7.3%	-0.4%	6.9%
Net sales	$337.9	$316.7	6.7%	-0.4%	6.3%

Single-use products	$289.2	$270.8	6.8%	-0.5%	6.3%
Capital products	48.7	45.9	6.3%	-0.3%	6.0%
Net sales	$337.9	$316.7	6.7%	-0.4%	6.3%

	Nine Months Ended
			% Change
	2025	2024	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$417.2	$405.0	3.0%	0.3%	3.3%
General surgery	584.3	556.1	5.1%	-0.1%	5.0%
Net sales	$1,001.5	$961.1	4.2%	0.1%	4.3%

Single-use products	$863.2	$814.8	5.9%	0.1%	6.0%
Capital products	138.3	146.3	-5.5%	0.2%	-5.3%
Net sales	$1,001.5	$961.1	4.2%	0.1%	4.3%

Net sales increased 6.7% and 4.2% in the three and nine months ended September 30, 2025, respectively, compared to the same periods a year ago. The increases during the three and nine months ended September 30, 2025 were due to growth in both the orthopedic surgery and general surgery product lines. There was a return to growth in capital sales during the three months ended September 30, 2025; however, growth during the nine months ended September 30, 2025 was impacted by lower capital sales as we work through supply chain and manufacturing operation improvements.

•Orthopedic surgery sales increased 5.9% and 3.0% in the three and nine months ended September 30, 2025, respectively, primarily due to growth in our procedure specific, foot and ankle and BioBrace® product offerings.

•General surgery sales increased 7.3% and 5.1% in the three and nine months ended September 30, 2025, respectively, primarily due to growth in our AirSeal®, Buffalo Filter® and biliary product offerings.

Cost of Sales

Cost of sales increased to $171.8 million in the three months ended September 30, 2025 as compared to $137.7 million in the three months ended September 30, 2024 and increased to $469.3 million in the nine months ended September 30, 2025 as compared to $426.4 million in the nine months ended September 30, 2024. Gross profit margins decreased 730 basis points to 49.2% in the three months ended September 30, 2025 as compared to 56.5% in the three months ended September 30, 2024. Gross profit margins decreased 250 basis points to 53.1% in nine months ended September 30, 2025 as compared to 55.6% in the nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025 we incurred costs of $3.7 million and $12.3 million, respectively, for the engagement of consultants to evaluate and propose improvements to our supply chain and manufacturing operations. As a result of our consultations and internal review, we wrote off $19.7 million in inventory, equipment, tooling and patents related to the cancellation of planned new product lines and discontinuation of certain catalog numbers during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, we wrote off $1.4 million in inventory, tooling and equipment related to the cancellation of a planned new product line. The 730 and 250 basis point decreases in gross profit margins during the three and nine months ended September 30, 2025, respectively, were mainly due to these charges as well as the cost of tariffs.

Selling and Administrative Expense

Selling and administrative expense increased to $140.3 million in the three months ended September 30, 2025 as compared to $99.7 million in the three months ended September 30, 2024 and increased to $425.2 million in the nine months ended September 30, 2025 as compared to $345.6 million in the nine months ended September 30, 2024. Selling and administrative expense as a percentage of net sales increased 1,000 basis points to 41.5% in the three months ended September 30, 2025 as compared to 31.5% in the three months ended September 30, 2024 and increased 650 basis points to 42.5% in the nine months ended September 30, 2025 as compared to 36.0% in the nine months ended September 30, 2024. The increases in selling and administrative expense as a percentage of sales for the three and nine months ended September 30, 2025 were primarily driven by:

•$12.2 million of cash and stock-based compensation costs related to advisory services provided by our former Chief Executive Officer in the nine months ended September 30, 2025;
•$5.5 million and $8.5 million of consulting fees related to operational optimization during the three and nine months ended September 30, 2025, respectively; and
•$1.3 million and $3.5 million in expense related to fair value adjustments to contingent consideration in the three and nine months ended September 30, 2025, respectively, compared to income of $27.0 million and $42.3 million in the three and nine months ended September 30, 2024, respectively, see Note 6.

Salesforce and commissions, marketing, general & administrative costs and amortization expense in the three and nine months ended September 30, 2025 were in line with the three and nine months ended September 30, 2024 as a percentage of sales.

Research and Development Expense

Research and development expense increased to $13.9 million in the three months ended September 30, 2025 as compared to $13.6 million in the three months ended September 30, 2024 and decreased to $41.0 million in the nine months ended September 30, 2025 as compared to $41.3 million in the nine months ended September 30, 2024. As a percentage of net sales, research and development expense decreased 20 basis points to 4.1% in both the three and nine months ended September 30, 2025 as compared to 4.3% in both the three and nine months ended September 30, 2024. Spend as a percentage of sales was mainly driven by the timing of research and development projects.

Interest Expense

Interest expense decreased to $7.6 million in the three months ended September 30, 2025 from $9.3 million in the three months ended September 30, 2024 and decreased to $23.7 million in the nine months ended September 30, 2025 from $28.4 million in the nine months ended September 30, 2024. The weighted average interest rates on our borrowings decreased to 2.80% in the three months ended September 30, 2025 as compared to 3.15% in the three months ended September 30, 2024 and decreased to 2.83% in the nine months ended September 30, 2025 as compared to 3.18% in the nine months ended September 30, 2024. The decrease in interest expense in the three and nine months ended September 30, 2025 was driven by lower weighted average borrowings outstanding and lower weighted average interest rates during 2025.

Other Expense

Other expense during the nine months ended September 30, 2025 was related to costs associated with our eighth amended and restated senior credit agreement entered into June 10, 2025, as further described in Note 10. These costs included $0.4 million related to a loss on early extinguishment and third party fees.

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

Income tax expense has been recorded at an effective tax rate of 33.1% for the three months ended September 30, 2025 compared to 13.2% for the three months ended September 30, 2024. Income tax expense has been recorded at an effective tax rate of 27.6% for the nine months ended September 30, 2025 compared to 17.4% for the nine months ended September 30, 2024. The higher effective tax rates for the three and nine months ended September 30, 2025 was primarily the result of lower income in 2025 incurring a higher percentage of tax expense and year to date expense related to the fair value adjustments to contingent consideration which is not deductible for federal tax as compared to the effective tax rates for the three and nine months ended September 30, 2024 which included year to date income related to the fair value adjustments to contingent consideration which is not subject to federal tax. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2024 under Note 9 to the consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA permanently extends and modifies significant provisions of the Tax Cuts and Jobs Act.  Key modifications expected to impact the Company’s effective tax rate and cash tax position include the increased business interest expense limitation and the reduced federal research credit benefit effective in 2025 and changes to the international tax provisions effective in 2026.  The Company has included the estimated impact of the OBBBA in the income tax provision for the three and nine months ended September 30, 2025. The estimated impact was not material to the consolidated condensed financial statements.

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

Operating cash flows

Our net working capital position was $347.5 million at September 30, 2025.  Net cash provided by operating activities was $124.4 million in the nine months ended September 30, 2025 compared to net cash provided by operating activities of $123.6 million in the nine months ended September 30, 2024, generated on net income of $30.3 million and $98.7 million for the nine months ended September 30, 2025 and 2024, respectively. Net income in the nine months ended September 30, 2024 included a $42.3 million non-cash gain related to the adjustment to fair value of the contingent consideration liability compared to a $3.5 million non-cash charge in the current year. In addition, below is a summary of significant changes in assets and liabilities in the nine months ended September 30, 2025:

•An increase in cash flows from accounts receivable due to timing of sales and cash receipts;
•A decrease in cash flows from inventory as we increased inventory to mitigate supply chain challenges;
•An increase in cash flows from accounts payable due to the timing of payments; and

•An increase in cash flows from accrued compensation and benefits as a result of lower incentive compensation payments during the period.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2025 increased $4.8 million from the same period a year ago. Capital expenditures were $14.7 million in the nine months ended September 30, 2025 compared to $9.0 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the nine months ended September 30, 2025 was $98.5 million compared to net cash used in financing activities of $99.9 million during 2024. Below is a summary of the significant financing activities impacting the change during the nine months ended September 30, 2025 compared to 2024:

•During the nine months ended September 30, 2025, we had net payments on our term loan of $54.6 million, inclusive of a $25.2 million impact on both borrowings and repayments between independent counterparties associated with the eighth amended and restated senior credit agreement.
•During the nine months ended September 30, 2025, we paid $22.6 million in contingent consideration related to the Biorez acquisition compared to $48.1 million related to the Biorez and In2Bones acquisitions in the same period a year ago.
•During the nine months ended September 30, 2024, we repaid the remaining $70.0 million outstanding on the 2.625% Notes.
•During the nine months ended September 30, 2025, we did not have any net borrowings on our revolving line of credit compared to $34.0 million in net borrowings during the nine months ended September 30, 2024.

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

There were $60.0 million in borrowings outstanding on the term loan facility as of September 30, 2025. There were no borrowings outstanding under the revolving credit facility as of September 30, 2025. Our available borrowings on the revolving credit facility at September 30, 2025 were $648.5 million with approximately $1.5 million of the facility set aside for outstanding letters of credit.

The eighth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The eighth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2025. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Effective as of October 31, 2025, our Board of Directors has authorized a $150.0 million share repurchase program (the "Modified Program") which modified our prior $200.0 million share repurchase program (the “Prior Program”), under which $37.4 million had remained available for repurchases prior to the establishment of the Modified Program. Through September 30, 2025, we repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under the Prior Program. The Modified Program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the Modified Program at any time. We have not purchased any shares of common stock under the Prior Program or the Modified Program during 2025. The Company expects to repurchase at least $25.0 million in shares annually beginning in 2026. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility. With the decision to extend the share repurchase program, we have suspended our dividend payments and the Board of Directors will consider whether to declare dividends and the amount of such dividends from time to time in the future. We paid approximately $18.6 million of dividends year-to-date through October 31, 2025.

New Accounting Pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2025.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 5.  Other Information

On August 8, 2025, Todd Garner, Executive VP, Finance & CFO, adopted a trading plan with respect to 7,500 restricted stock units granted to Mr. Garner as equity compensation (the "Garner Plan"). The Garner Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c), under the Securities Exchange Act of 1934, and terminates on March 27, 2026.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

31.1*	Certification of Patrick J. Beyer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Todd W. Garner pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Patrick J. Beyer and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page - Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Todd W. Garner
Todd W. Garner
Executive Vice President, Finance &
Chief Financial Officer

Date:
November 6, 2025