Form 10-K
period 2025-12-31
CONMED Corp
filed 2026-02-17
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2025	Commission file number:	001-39218

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		16-0977505
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
11311 Concept Boulevard
Largo,	Florida	33773
(Address of principal executive offices)		(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $1.2 billion based upon the closing price of the Company’s common stock on the NYSE Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 11, 2026 was 30,833,536.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2025

CONMED CORPORATION

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

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
•compliance with and changes in laws and regulatory requirements;
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
•natural or man-made disasters or other public health crises;
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
•changes in business strategy;
•the impact of divestitures of products or product portfolios;
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

We are committed to offering products with the highest standards of quality, technological excellence and customer service.  Substantially all of our facilities have attained certification under the International Organization for Standardization ("ISO") international quality standards and other domestic and international quality accreditations.

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

•Leveraging growth drivers. We also pursue organic growth by focusing on our differentiated products. These products allow us to reach more surgeons and physicians and in turn also introduce other products in our portfolios.

•Conduct Product Portfolio Review and Optimization.  We continuously review our product portfolio. We pursue strategic acquisitions, distribution and similar arrangements in existing and new growth markets to achieve increased operating efficiencies, geographic diversification and market penetration.  Targeted companies have historically included those with proven technologies and established brand names which provide potential sales, marketing and manufacturing synergies. During our assessment, we may also identify products that no longer align with our strategy and therefore may discontinue or divest such products to focus on portfolio optimization, reallocate capital to grow meaningful innovation, and expand margins.
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

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2025	2024	2023
Orthopedic surgery	42%	42%	43%
General surgery	58	58	57
Consolidated net sales	100%	100%	100%
Net sales (in thousands)	$1,374,724	$1,307,015	$1,244,744

Orthopedic Surgery

We design, manufacture and globally distribute products which enable orthopedic surgeons to surgically address sports medicine injuries in the knee, hip, shoulder and lower extremities. In these procedures, we offer products such as BioBrace®, TruShot® with Y-Knot® All-In-One Soft Tissue Fixation System, Y-Knot® All-Suture Anchors, and Argo™ Knotless Suture Anchors which provide unique clinical solutions to orthopedic surgeons for the augmentation and repair of soft tissue injuries. In addition to implants, we offer supporting products that enable surgeons to perform minimally invasive sports medicine surgeries. These products include powered resection instruments as well as fluid management and visualization systems and the related single-use products which are marketed under a number of brands, including CONMED Linvatec®, Concept® and Shutt®. Our product offering for the extremity market includes a portfolio of arthroplasty, biologic, fracture and fixation systems for foot and ankle surgery with products such as the CoLink® plating system. We compete with Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Johnson & Johnson: DePuy Mitek, Inc.; Zimmer Biomet, Inc.; Globus Medical, Inc.; and Treace Medical Concepts, Inc.

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

In 2025, approximately 78% of orthopedic surgery revenue came from single-use products that are expected to be recurring.

General Surgery

Our general surgery product line offers a large range of products in the areas of advanced surgical and advanced endoscopic technologies.

Our advanced surgical product offering includes the leading clinical insufflation system (AirSeal®). AirSeal® includes the proprietary valveless access ports that deliver significant benefits to traditional minimally invasive surgery and robotic surgical procedures. The Buffalo Filter, LLC acquisition complemented the CONMED portfolio of smoke removal devices, which provides the Company with the broadest portfolio of single-use and capital smoke evacuation products available in the medical device market today. In addition to AirSeal® and the Buffalo Filter® products, the Company manufactures and sells an extensive energy line and a broad offering of endomechanical products. The electrosurgical offering consists of monopolar and bipolar generators, argon beam coagulation generators, handpieces, smoke management systems and other accessories. Our endomechanical products offer a full line of instruments, including the Anchor1 line of tissue retrieval bags, trocars, suction irrigation devices, graspers, scissors and dissectors, used in minimally invasive surgery. Our competition includes Medtronic plc; Johnson & Johnson: Ethicon Endo-Surgery, Inc.; Stryker Endoscopy; Olympus Corporation; ERBE Elektromedizin GmbH; and Applied Medical Resources Corporation.

Our advanced endoscopic technologies offering includes a comprehensive line of therapeutic and diagnostic products used in gastroenterology procedures which utilize flexible endoscopes, as well as patient monitoring products. In addition to
1Anchor is a trademark of the Anchor Products Company, Addison, Illinois.

these offerings, we offer a unique energy platform specifically designed for gastroenterology and pulmonology procedures. Devices include products for dilation, hemostasis, biliary, stricture management, infection prevention and patient monitoring. Patient monitoring includes ECG electrodes, EEG electrodes and cardiac defibrillation pads. Our competition includes Boston Scientific Corporation - Endoscopy; Cook Medical, Inc.; Merit Medical Endotek; Olympus Corporation; STERIS Corporation - U.S. Endoscopy; Cantel Medical- Medivators, Inc.; Cardinal Health Inc.; and 3M Company.

Under the terms of our Distribution Agreement with W. L. Gore & Associates, Inc. (“Gore®”), CONMED had exclusive distribution rights to the Gore® VIABIL® Biliary Endoprosthesis for endoscopic placement (“VIABIL® device”) in the United States and Canada (“Distribution Agreement”) through December 31, 2026. Following a strategic review, the Company elected to accelerate this timeline, concluding the agreement effective January 1, 2026. In addition, we intend to exit the remaining gastroenterology product line. Refer to the Business Environment section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

In 2025, approximately 92% of general surgery revenue came from single-use products that are expected to be recurring.

International

Expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 countries. International sales efforts are coordinated through local country dealers (including sub-distributors or sales agents) or through direct in-country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 32% of our consolidated net sales in 2025.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals, surgery centers and other healthcare institutions as well as through medical specialty distributors.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2025, 2024 and 2023.

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

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and technological and design improvements. We maintain close working relationships with surgeons, inventors and other healthcare professionals who often suggest to us new product and technology ideas, principally in procedure-specific areas.  In certain cases, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $7.3 million, $6.8 million and $5.3 million in 2025, 2024 and 2023, respectively.

Amounts expended for Company research and development were approximately $55.9 million, $54.4 million and $52.6 million during 2025, 2024 and 2023, respectively.

Intellectual Property

Patents and other proprietary rights, including trademarks, tradenames, copyrights, trade secrets, and agreements (such as employee and non-disclosure agreements) are important to our business. We have rights to intellectual property, including United States patents and foreign equivalent patents which cover a wide range of our products with expiration dates from 2026 to 2043.  We own a majority of these patents and have exclusive and non-exclusive licensing rights to the remainder.  We believe that the development of new products and technological and design improvements to existing products will continue to be important to our competitive position.

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

As noted above, our facilities are subject to periodic inspection by the FDA and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. Refer to Note 13 for further discussion.

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

CONMED Workforce Overview

One of CONMED's core values is our belief in the power of engaged talent. As of December 31, 2025, we had approximately 3,900 full-time employees, including approximately 2,400 in operations and the remaining in sales, marketing, research and development and administration.

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

Diversity and Inclusion

A demonstrated commitment to diversity and inclusion is vital to CONMED's success as we seek out individuals who bring their unique capabilities to our Company. We believe that diverse teams stimulate innovation, enhance our understanding of the needs of our global customer base and ultimately deliver better results for our stakeholders. We value individual strengths, and we believe that hiring and retaining employees of all different backgrounds and experiences permits us to better serve our customers, shareholders and other stakeholders. We also recognize that representation of diversity in the workforce is not enough to have the impact desired, so we encourage inclusion and belonging in addition to representation.

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

In May 2025, 99% of our global workforce participated in the survey, and all team members were invited to participate in subsequent team action planning sessions. During these sessions, survey results are reviewed and discussed. Additionally, the team agrees upon action items they can take to improve their engagement and make CONMED an even better place to work. Following these sessions, managers meet with their teams periodically to discuss progress on agreed upon action items. Due to the commitment of our global team members, CONMED’s global engagement average overall score increased year-over-year.

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

The results of our business are directly tied to the economic conditions in the healthcare industry and the broader economy as a whole. We believe that the healthcare industry will continue to be impacted by judicial decisions, increasing regulation, political and legal action at both the federal and state/local levels in the U.S. and internationally, and U.S. executive orders, and it is uncertain how such developments will affect our business.  We will continue to monitor and manage the impact of the overall economic environment on the Company.

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

In this regard, approximately 14% of our 2025 revenues were derived from the sale of capital products.  The sales of such products may be negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

Limitations on the availability of Ethylene Oxide (“EtO”) sterilization services may limit our ability to sell certain sterile products.

Approximately 31% of our products, when measured in terms of revenues for 2025, are sterilized by third-party sterilizers using EtO, a chemical which, when present or used in high levels or concentrations, has raised some environmental concerns in some areas within the U.S., with the result that some EtO sterilization facilities have closed, or are threatened with closure, either temporarily or permanently, in connection with government enforcement actions or enhanced regulations prompted by environmental concerns. We have been able to secure EtO sterilization services to date, and do not currently expect sterilization availability to have a material impact on our business.  If, however, there are further restrictions on capacity of sterilization services providers or further government actions adverse to EtO sterilization, we may be unable to transition to other contract sterilizers or sterilization methods in a timely or cost-effective manner or at all, and it is possible that we could be impacted materially in the future.

As a medical device manufacturer that interacts with physicians and healthcare providers domestically and internationally, we face risks under domestic and foreign laws and regulations, including anti-bribery, anti-corruption, and false claims laws, globally, and could face substantial penalties if we fail to comply with such regulations and laws.

Manufacturers of medical devices have been the subject of various investigations and enforcement actions relating to interactions with healthcare providers, both domestically and internationally. The interactions with domestic healthcare providers are subject to various federal and state laws and regulations, including the federal civil False Claims Act, which prohibits individuals or entities from knowingly presenting or causing to be presented false or fraudulent claims for payment or knowingly using false statements to obtain payment from the federal government. Suits filed under the False Claims Act may be brought by “relators” or “whistleblowers” on behalf of the government, who may share in amounts paid by the entity to the government in fines or settlement. Also, many states have enacted laws similar to the False Claims Act, and some of these may be broader in scope in that some extend to all payors.

The Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. companies and their representatives from offering or making payments to foreign officials for the purpose of securing an improper business advantage; and in many countries, the healthcare professionals with whom we regularly interact may meet the definition of a foreign government official for purposes of this law. Similar anti-bribery laws are in effect in many of the countries in which we operate. The FCPA also imposes obligations on companies listed on U.S. stock exchanges to keep accurate books and records and maintain internal accounting controls sufficient to provide assurance that transactions are accurately recorded and in accordance with management’s authorization. The FCPA can pose unique challenges for manufacturers that operate in foreign countries where conduct prohibited by the FCPA may not be viewed as illegal in local jurisdictions. In addition, a U.S. manufacturer may face risks under the FCPA based on the conduct of third parties (e.g., distributors) over whom the manufacturer may not have complete control.

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

When the Company is involved in disputes, litigation and regulatory matters we may be unable to predict the outcome of the investigations or the potential impact, if any, on our business, financial condition, and results of operations, the impacts could potentially be significant and material. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or entry into Corporate Integrity Agreements with governmental agencies. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations.

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

We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our reputation, subject us to significant fines and liability or otherwise adversely affect our business.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers may expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations, including the federal Anti-Kickback Statute, which prohibits entities from knowingly and willfully soliciting, offering, receiving or paying remuneration (including kickbacks or bribes) in exchange for or to induce the referral of an individual for the purchase, order, lease or recommendation of any good, item or service for which payment may be made under federal healthcare programs. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, and plan to market, sell and distribute any products for which we obtain regulatory approval.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be noncompliant with applicable laws or regulations, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs. We have implemented a corporate compliance program designed to actively identify, prevent and mitigate risk through the implementation of compliance policies and procedures, training, and auditing and monitoring. We devote substantial resources to maintain, administer and expand the compliance program as necessary. We cannot be certain, however, that our compliance program will ensure compliance with the various complex laws and regulations to which we are subject now or in the future.

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

We have ongoing responsibilities under FDA regulations, the EUMDR and other supranational, national, federal, regional, state and local laws and regulations, which govern the development, testing, classification, manufacturing, labeling, marketing, sale and distribution of our products. These include requirements related to quality systems, recordkeeping, advertising and promotion, adverse event reporting, registration and listing, conduct of clinical trials, cybersecurity and other matters, which are subject to change and are monitored and enforced rigorously by the FDA and other regulatory authorities. For example, our manufacturing processes and facilities, and those of third parties we contract with to provide regulated products and services, are subject to the FDA's Quality System Regulation ("QSR") and similar laws and regulations governing quality in other jurisdictions, and many of our products also are subject to industry-defined standards.

We and third parties we contract with to provide regulated services are subject to periodic inspections by regulators to assess compliance with regulatory requirements, which may result in observations (such as on FDA Form 483), warning letters, or other forms of enforcement. There can be no assurance that the consequences and costs of responding to such inspections will not be material. Additionally, the availability of independent third-party organizations that certify compliance with the new EU MDR requirements is limited, which may delay the marketing approval for some of our products under the EU MDR (and, potentially, the UK MDR). Furthermore, regulators strictly regulate the promotional claims that we may make about approved or cleared products. For example, the FDA and other regulatory authorities have taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the cleared or approved product labeling.

We incur significant costs to comply with regulations, including the EU MDR. Legal and regulatory requirements and policies are subject to change, which could impose additional or different regulatory requirements on us that could increase the costs of compliance, delay approvals, or otherwise negatively affect our business.

If we fail to comply with applicable regulatory requirements, we may be subject to a range of sanctions, including substantial fines, warning letters, product seizures, recalls, import restrictions, the suspension of product manufacturing or sales, revocation of approvals or clearances, exclusion from future participation in government healthcare programs, substantial fines and criminal prosecution. Resolution of any of these matters could involve the imposition of additional, costly compliance obligations. In addition, if we are not able to comply with applicable regulatory requirements or quality standards, we may not be able to fill customer orders, and we may decide to cease production or sale of non-compliant products. Quality problems may also result in adverse events, product liability claims, reputational harm, adverse verdicts or costly settlements. These potential consequences, as well as any adverse outcome from government investigations, could have a material adverse effect on our business, financial condition or results of operations.

Moreover, we are generally required to obtain regulatory clearance or approval prior to marketing a new product or making certain changes to our existing products. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA clearance, and requirements for such approvals may differ from FDA requirements. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products or modifications to existing products. The failure to maintain or obtain approval or clearance on a timely basis, or at all, could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to obtain approval or clearance, it may take a significant amount of time, require the expenditure of substantial resources, or be more limited than we anticipated.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices or modifications to approved medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. In addition, the current U.S. presidential administration has issued certain policies and executive orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if renewed global concerns, funding shortages or staffing limitations hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Factors that may influence our customers’ choice of competitor products include:

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

If third-party payors decline to reimburse our customers for our products or reduce reimbursement levels, the demand for our products may decline and our ability to sell our products profitably may be harmed.

We sell our products and services to hospitals, surgical centers, doctors and other healthcare providers, which receive reimbursement for the healthcare services provided to their patients from third-party payors, such as domestic and international government programs, private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a product or service used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and products. In addition, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. If third-party payors deny or decline reimbursement, reduce reimbursement levels or change reimbursement models for our products, demand for our products may decline, or we may experience increased pressure to reduce the prices of our products, which could have a material adverse effect on our sales and results of operations.

Our products are subject to regulation regarding quality and cost by the Centers for Medicare & Medicaid Services, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare goods and services, including laws and regulations related to fair competition, kickbacks, false claims, self-referrals and healthcare fraud. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payors. In certain circumstances, insurance companies attempt to bring a private cause of action against a manufacturer for causing false claims. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.

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

The increases in costs or availability of raw materials may be exacerbated as a result of the conflicts in Ukraine, the Middle East and elsewhere, and ongoing global supply chain challenges. In addition, increased inflation in wages and materials and the imposition of tariffs have increased, and may in the future increase our costs. Retaliatory tariffs imposed by other governments would also increase our costs.

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

The U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. Department of Commerce’s Bureau of Industry and Security enforce laws and regulations that limit the ability of U.S. persons—and, in certain circumstances, non-U.S. persons—to engage in activities, conduct business with, or invest in specific countries, governments, entities, and individuals targeted by U.S. economic sanctions or export controls. Our international operations bring us within the scope of these complex and evolving regimes, which restrict our dealings with certain countries, governments, entities, and individuals. Additional restrictions may be adopted, revised, enforced, or interpreted in ways that could materially affect our operations.

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

As of December 31, 2025, we had $840.0 million of debt outstanding, representing 44% of total capitalization. In particular, on June 6, 2022, we completed an $800 million offering of the 2.250% Convertible Notes due 2027 (the "2.250% Notes" or the “Convertible Notes”) through a private offering pursuant to Rule 144A (the “2.250% Notes Offering”). We may not have sufficient cash flow available to enable us to meet our obligations.  If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital.  We cannot be certain that any of these strategies could be implemented on terms acceptable to us, if at all.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 to our consolidated financial statements in this Annual Report on Form 10-K.

The degree to which we are leveraged could have important consequences to investors, including but not limited to the following:

•a portion of our cash flow from operations must be dedicated to debt service and will not be available for operations, capital expenditures, acquisitions, dividends, share repurchases and other purposes;
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

We may incur substantial additional indebtedness, including secured indebtedness. As of December 31, 2025, we had $648.5 million of availability under the senior credit agreement. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the debt that is not similarly secured. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our senior credit agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

The conditional conversion features of our 2.250% Notes if triggered, may adversely affect our financial condition.

In the event the conditional conversion features of the 2.250% Notes are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option.  If one or more holders elect to convert their Convertible Notes, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the conversion rate, which could adversely affect our liquidity.  In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. Refer to Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for further details on the Convertible Notes.

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

(iii) Risks Related to Our Strategic Transactions

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

Our financial performance is subject to risks in connection with divestitures, and our failure to manage these divestitures could have a negative impact on our business.

As a result of our business strategy, we may, from time to time, discontinue or divest certain products or product portfolios, such as our gastroenterology product lines. If we decide to engage in such divestitures, we may encounter difficulty finding buyers or alternative exit strategies, which could impact the achievement of our strategic objectives. We could also fail to obtain necessary regulatory approval or incur higher costs or charges than planned or incur unexpected charges and could experience unanticipated impacts to our business, any of which could have a negative impact on our results of operations. Moreover, our financial results may be adversely impacted by the impacts from the loss of earnings associated with divested products or product portfolios. In addition to unanticipated delays, costs and other issues, divestitures may also expose us to liabilities or claims for indemnification for retained liabilities or indemnification obligations associated with the assets that we sell. The magnitude of any such liability or obligation may be difficult to quantify at the time of the transaction. We cannot predict the ultimate resolution of these matters, and there can be no assurance that any such resolution, which may take several years, will not adversely impact our financial position or results of operations.

In addition, it could be challenging and time-consuming to provide transition services to the purchasers of our divested operations. We may experience (i) disputes with the purchasers regarding the nature and sufficiency of the transition services we provide or the terms and conditions of our commercial agreements with the purchasers, (ii) greater tax or other costs or realize fewer benefits than anticipated under our post-closing agreements with the purchasers, (iii) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (iv) weaker performance to the extent segregation and support of the divestiture distracts personnel or diverts resources from the operation, digitization, and transformation of our retained business, (v) losses or increased inefficiencies from stranded or underutilized assets, (vi) the loss of any customers dissatisfied with our services post-closing, (vii) challenges in retaining and attracting personnel or (viii) operational or commercial difficulties segregating the divested assets from our retained assets.

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

We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related, information assets used in or necessary to conduct business.  We leverage our internal IT infrastructures, and those of our business partners or other third parties, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information, and other types of sensitive business-related information. In limited instances, we may also come into possession of information related to patients of our physician customers. In addition, the laws and regulations governing security of data on IT systems and otherwise collected, processed, stored, transmitted, disclosed and disposed of by companies are evolving, adding another layer of complexity in the form of new requirements. We have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of third party service providers with expertise in cybersecurity, employee training and security policies for employees and third-party providers. In addition, we currently maintain cybersecurity insurance, although the cost of cybersecurity insurance has been increasing and there can be no assurances that we will continue to maintain cybersecurity insurance at the same levels of coverage, or at all. Despite our security measures and those of third parties with whom we do business, our respective systems and facilities and those of our third-party vendors may be vulnerable to security incidents, disruptions, cyberattacks, ransomware, data breaches, viruses, phishing attacks and other forms of social engineering, denial-of-service attacks, third-party or employee theft or misuse and other negligent actions. Hackers, data thieves and rogue insiders are increasingly sophisticated and operate social engineering, such as phishing, and large-scale, complex automated attacks that can evade detection for long periods of time. Any breach of our or our service providers’ network, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our customers’ or employees’ personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our customer relationships, damage to our reputation, resulting in lost sales and consumers, fines, lawsuits, or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach. Insurance policies that may provide coverage with regard to such incidents may not cover any or all of the resulting financial losses.

Our worldwide operations mean that we are subject to laws and regulations, including data protection and cybersecurity laws and regulations, in many jurisdictions. For example, the EU General Data Protection Regulation ("GDPR") requires us to manage personal data in the EU and may impose fines of up to four percent of our global revenue in the event of certain violations. In addition, legal requirements standards for cross-border personal data transfers from outside the U.S. are constantly changing, including the revisions made by the European Economic Area (“EEA”) that require the use of revised Standard Contractual Clauses (“SCCs”) for international data transfers from the EEA. The SCCs are required to be used for new agreements involving the cross-border transfer of personal data from the EEA and must be supplemented by an assessment and due diligence of the legal and regulatory landscape of the jurisdiction of the data importer, the channels used to transmit personal data and any sub-processors that may receive personal data. The UK has developed its own set of SCCs that must be used for transfers of personal data from the UK to the U.S. In July 2023, the European Commission determined that the Data Privacy Framework (“DPF”), a replacement for the invalidated EU-US Privacy Shield, ensures an adequate level of protection for EU personal data transferred to the U.S. Compliance with these changes and any future changes to data transfer or privacy requirements could potentially require us to make significant technological and operational changes, any of which could result in substantial costs, and failure to comply with applicable data protection and transfer or privacy laws requirements could subject us to fines or regulatory oversight.

Likewise, the California Consumer Privacy Act ("CCPA") imposes obligations on companies that conduct business in California, and meet other requirements, with respect to the collection or sale of specified personal information. In November 2020, voters in the State of California approved the California Privacy Rights Act (“CPRA”), a ballot measure that amends and supplements the CCPA by, among other things, expanding certain rights relating to personal information and its use, collection, deletion, and disclosure by covered businesses. In addition, approximately 20 other states have adopted similar comprehensive privacy laws, which may require companies to change their practices for collecting and handling personal information. Compliance with the CCPA, the CPRA, and other state statutes, common law, or regulations designed to protect consumer, employee, or job applicant personal information could potentially require substantive technology infrastructure and process changes across many of our businesses. Any perceived failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits. Further, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies or incidents arising from other cyber-attacks. Any data security breaches, cyber-attacks, malicious intrusions or significant disruptions could result in actions by regulatory bodies and/or civil litigation, any of which could materially and adversely affect our business, financial condition, results of operations, reputation or competitive position.

Additionally, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), including the expanded requirements under the Health Information Technology for Economic and Clinical Health Act of 2009, establish comprehensive standards with respect to the use and disclosure of protected health information (“PHI”). HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates”—certain persons or entities that create, receive, maintain, or transmit PHI in connection with providing a specified service or performing a function on behalf of a covered entity. We are subject to HIPAA as a business associate. If we do not comply with the applicable requirements of HIPAA or applicable state privacy and security laws, we could be subject to criminal or civil sanctions that could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are substantial and could have an adverse effect on our business. In addition, a security breach could require reporting to federal and state government entities, notification to affected individuals, expensive investigation and remediation and mitigation. Government agencies could, in their discretion, impose fines and penalties relating to the breach, which may have a material adverse effect on our business.

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

We rely on various software programs and information technology systems to run our business, some of which may be old, have suffered outages, or may no longer be supported. System disruptions could cause the Company to incur incremental costs and expenses in connection with resolving ongoing or implementation issues. To the extent that these disruptions recur and/or persist over time, this could negatively impact our competitive position and our relationships with our customers and thus could have a material adverse effect on our business, financial condition or results of operations. We will also update and implement new software of information technology from time to time and any material disruptions, delays or deficiencies in the design and implementation of such updated or new technology may have an adverse affect on our operations and operating results.

Our use of artificial intelligence (“AI”) and other emerging technologies could adversely impact our business and financial results.

We have begun to deploy AI and other emerging technologies in various facets of our operations, and we continue to explore further use cases. The rapid advancement of these technologies presents opportunities for us in research, manufacturing, commercialization, and other business endeavors, but also entails risks, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, privacy, cybersecurity and other significant risks. In addition, any disruption or failure in the AI functionality we incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our product offerings. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs on us and limit our ability to effectively develop, deploy or use AI technologies. Furthermore, if we are unable to effectively manage the use of AI technologies by our employees and service providers, our confidential information, intellectual property and reputation could be put at risk. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.

We rely on a third party to obtain, process and distribute sports medicine allograft tissue. If such tissue cannot be obtained, is not accepted by the market or is not compliant with applicable government regulations, our results of operations could be negatively impacted.

A portion of our orthopedic revenues relate to our share of the service fees from the Musculoskeletal Transplant Foundation ("MTF") allograft tissues for which we have exclusive worldwide sales representation, marketing and promotion rights, as further described in our revenue recognition policy in Note 1 to our consolidated financial statements in this Annual Report on Form 10-K.  Our primary costs related to these revenues come from our commission expense and certain marketing costs.  Our ability to increase the service fees may be constrained by certain factors which are outside of our control, such as the limited supply of donors and donated tissue that meets the quality standards of MTF.  Similarly, under the terms of the agreement, MTF remains responsible for tissue procurement and processing, shipment of tissues and invoicing of service fees to customers. To the extent MTF’s performance does not meet customer expectations or otherwise fails, we may be unable to increase the allograft service fees or to find a suitable replacement for MTF on terms that are acceptable.

The FDA and several states regulate allograft processing and allograft-based materials. The FDA could identify deficiencies in future inspections of MTF or MTF's suppliers or promulgate future regulatory rulings that could have an adverse effect on our business, financial condition or results of operations.

We distribute some products for third-party companies, and cannot ensure that our rights to distribute such third-party products will continue indefinitely.

While we generally own the products' designs and rights to the products we sell, in some cases we distribute products for third-parties. While these third-parties may have business reasons for contracting with us to distribute their products, we may face the risk that the third-parties may seek alternate distribution partners when their distribution contracts with us expire or are scheduled for renewal. For instance, in December 2025, we announced that we were terminating our distribution agreement with W.L. Gore & Associates, Inc. for the Gore® VIABIL® biliary stent. If we lose the distribution rights to such products, we may not be able to find replacement products that are acceptable to our customers, or to us, and this may have negative effect on our business.

If we lose our patents or they are held to be invalid, or if our products or services infringe on third party patents, we could become subject to liability and our competitive position could be harmed.

We rely on patent and other proprietary rights, including trademarks, tradenames, copyrights, trade secrets, and agreements (such as employee and non-disclosure agreements) to protect our business and proprietary intellectual property. We have numerous U.S. patents and corresponding international patents on products expiring at various dates from 2026 through 2043 and have additional patent applications pending.  See Item 1 Business “Research and Development” and “Intellectual Property” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial, and we may not prevail.

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

While we intend to defend against any threats to our intellectual property, our patents, trademarks, tradenames, copyrights, trade secrets or agreements (such as employee and non-disclosure agreements) may not adequately protect our intellectual property. If our intellectual property is not adequately protected, our business, financial condition or results of operations may be adversely affected.

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

Our business may be damaged or disrupted as a result of natural or man-made disasters, or public health crises.

Our manufacturing facilities or our suppliers’ manufacturing facilities could be damaged or disrupted by, among other things, hurricanes, tornadoes, earthquakes, fires, droughts, extreme temperatures, flooding or other natural or man-made disasters, terrorist activity, interruption of utilities, epidemics, pandemics or public health crises (such as the COVID-19 pandemic). Such events may also cause broad and varied impacts to our business, including adverse impacts to our workforce and supply chain, manufacturing, sales activities, research and development, and regulatory workstreams, inflationary pressures and increased costs, schedule or production delays, market volatility and other financial impacts. If any of these events were to occur, our future results and performance could be adversely impacted.

Although we have obtained property damage and business interruption insurance where we deem appropriate, a natural or man-made disaster or public health crisis in any of the areas where we or our suppliers conduct operations could result in a prolonged interruption of all or a substantial portion of our business. For example, the path of Hurricane Milton temporarily impacted our manufacturing facility in Largo, Florida. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We may not have insurance to adequately compensate us for any of these events.

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

Our significant international operations subject us to foreign currency fluctuations and other risks associated with operating in countries outside the U.S.

A significant portion of our revenues, approximately 44% of 2025 consolidated net sales, were to customers outside the U.S.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China, Japan, and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 32% of our total net sales in 2025.  The remaining 12% of sales to customers outside the U.S. was on an export basis and transacted in U.S. dollars.

Because a significant portion of our operations consist of sales activities in jurisdictions outside the U.S., our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  While we have a hedging strategy involving foreign currency forward contracts, our revenues and earnings are only partially protected from foreign currency translation if the U.S. dollar strengthens as compared with currencies such as the Euro.  Further, as of the date of this Annual Report on Form 10-K, we have not entered into any foreign currency forward contracts beyond 2027. Our international presence exposes us to certain other inherent risks, including:

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
•hyperinflation in certain countries outside the U.S.; and
•imposition or increase of investment and other restrictions by foreign governments.

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

Our Board of Directors may, in the future, not approve payment of a dividend on common stock.

We paid a quarterly dividend to our shareholders from 2012 until October 2025, when our Board of Directors suspended our dividend payments in connection with the decision to extend our share repurchase program. We may not pay dividends in the future. All decisions regarding our payment of dividends will be made by our Board of Directors from time to time, and are subject to an evaluation of our financial condition, results of operations and capital requirements, applicable law, industry practice, contractual restraints and other business considerations. In addition, our senior credit agreement restricts our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. We may not have sufficient surplus or net profits under Delaware law to be able to pay any dividends, which may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves.

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

We manage cyber risk and assess internal maturity capabilities by leveraging the National Institute of Standards and Technology (NIST) framework and the ISO 27001 framework, in conjunction with the Center for Internet Security (CIS) top 18 risk framework. Internal and external assessments are conducted for best practice benchmarking. CONMED is certified and externally audited to the ISO 27001 framework and the NIST framework. Outputs from these assessments and audits are used to develop strategic priorities, and to develop tactical action plans to continue to mature our cyber posture.

CONMED leverages technologies, external consultants and vendors to support our risk management strategies, threat insights, trends, and mitigation approaches. We maintain a third‑party information technology vendor risk management program designed to identify, assess, and manage risks associated with external parties that access or support our networks, systems, or digital assets. As part of this program, our IT security personnel evaluate third‑party vendors using a structured risk‑rating methodology to identify those that may present elevated cybersecurity or operational risks.

The program incorporates input from internal commercial and operational teams, as well as our legal and compliance functions. Using an established assessment platform and industry‑recognized cybersecurity standards and frameworks, our IT security team conducts risk assessments of vendors determined to pose the greatest potential impact to our systems or data. This process includes working with internal stakeholders responsible for the applicable systems or applications, and with the vendors themselves, to obtain and review information necessary to evaluate associated risks.

Where significant risks are identified, we communicate these findings to the vendor and document any required or proposed compensating controls in coordination with that vendor. Internal stakeholders then review the assessment results to evaluate whether the risks identified are appropriate in light of the business value of the relevant product or service.

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

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Our executive management team, inclusive of our Chief Information Officer (CIO), are responsible for managing cybersecurity risk, including assessing cyber maturity and development of short and long-term strategies. Our cybersecurity leader has extensive leadership and experience within the cybersecurity space. We invest in the growth and development of our security team's expertise through hands-on training, technical industry certifications and security domain specific conferences. Security is approached as a unified company strategy, where everyone in the organization plays a key role in the success of our programs. Through required phishing training and awareness campaigns, policy and procedures training, and periodic multi-level tabletop exercise scenarios, we continue to improve identification, reporting, response, recovery, and prevention of threats. We engage in penetration testing, provided by external entities to ensure our internal processes and controls are validated.

We continue to invest in IT Security to improve technical capabilities, streamline response effectiveness, and harden preventive, detection, and response measures, while growing the core security organization to support business growth efforts.

We build our security program with the intent of a global reach and a global customer base at the forefront of our minds. Cybersecurity risk factors are evaluated, prioritized, and connected to annual strategic priorities. Strategic priorities are comprised of critical cybersecurity efforts in an ongoing effort to mitigate internal or external risks factors, and drive maturity objectives. We have developed and continue to develop strategic and tactical cyber capabilities to provide a modern approach to protecting the partnerships we have built our business around. This is, and will continue to be, an ongoing effort to provide and implement cyber best practices. Our Audit Committee is briefed semi-annually by our management team to provide awareness around IT environmental risk factors, cyber posture, global threat landscape, and changing regulatory requirements. Decisions are then made based on all assessed risk factors, including cyber maturity growth, strategic personnel, and appropriate cyber capability. All critical response activities are assessed and communicated from executive management to the Audit Committee which then reports to the Board of Directors.

During the fiscal year ended December 31, 2025 and through the date of the filing of this Form 10-K, we have not identified any specific risks from cybersecurity threats that have materially affected, or are reasonably likely to affect, our business strategy, results of operations, or financial condition. The risk factors related to cybersecurity threats identified to be reasonably likely to affect, our business strategy, results of operations, or financial condition are included in “Item 1A. Risk Factors - Other Risks Related to Our Business”.

Item 2.  Properties

Facilities

The following table sets forth certain information with respect to our principal operating facilities.  We believe that our facilities are generally well maintained, are suitable to support our business and adequate for present and anticipated needs.

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Lithia Springs, GA	330,000	Lease	September 2034
Chihuahua, Mexico	207,720	Lease	October 2029
Greenwood Village, CO	50,405	Lease	May 2036
Chihuahua, Mexico	40,626	Lease	March 2028
Brussels, Belgium	58,276	Lease	June 2030
Mississauga, Canada	36,054	Lease	July 2036
Cordova, TN	26,110	Lease	April 2032

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the New York Stock Exchange ("NYSE") under the symbol “CNMD”. At January 26, 2026, there were 432 registered holders of our common stock and approximately 59,612 accounts held in “street name.”

Effective as of October 31, 2025, our Board of Directors has authorized a $150.0 million share repurchase program (the "Modified Program") which modified our prior $200.0 million share repurchase program (the “Prior Program”), under which $37.4 million had remained available for repurchases prior to the establishment of the Modified Program. Through October 30, 2025, we repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under the Prior Program. The Modified Program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the Modified Program at any time. We did not purchase any shares of common stock under the Prior Program or the Modified Program during 2025. The Company expects to repurchase at least $25.0 million in shares annually beginning in 2026. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility. With the decision to extend the share repurchase program, we have suspended our dividend payments and the Board of Directors will consider whether to declare dividends and the amount of such dividends from time to time in the future. We paid approximately $24.7 million of dividends during 2025. See Note 9 for further details. Also, refer to "Item 1A. Risk Factors - Other Risk Factors Related to our Business - Our Board of Directors may, in the future, not approve payment of a dividend on common stock."

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

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this report.

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

	2025	2024	2023
Orthopedic surgery	42%	42%	43%
General surgery	58	58	57
Consolidated net sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 86% of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 44% in 2025, 43% in 2024 and 44% in 2023.

Business Environment

In recent years, the Company has been impacted by the macro-economic environment, including inflationary pressures, and we have been experiencing higher manufacturing and operating costs as well as ongoing supply chain challenges. In addition, our results of operations are being impacted by tariffs placed on imported goods to the United States as well as exporting of products to other countries. We continue to monitor our spending and expenses in light of these factors. This will likely continue to impact our results of operations and we therefore engaged a consulting firm in 2025 to evaluate and propose improvements in our manufacturing operations. We are actively working to mitigate this impact. See "Item 1A. Risk Factors" for more information.

During 2025, we performed a product portfolio review. This resulted in the discontinuation of certain products and cancellation of planned new product lines as further described below. In addition, on December 5, 2025, we announced our intent to exit our gastroenterology product lines as part of our portfolio optimization strategy. This included the termination of our distribution agreement with W.L. Gore & Associates, Inc. ("Gore®") for the Gore® VIABIL® biliary stent effective January 1, 2026 and the expected exit from the remaining products in our gastroenterology product portfolio. While the Company is reviewing strategic options related to its decision to exit its gastroenterology product portfolio, there is no certainty on the timing of these options; therefore, the related assets do not require reclassification on the consolidated balance sheet.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing of our single reporting unit during the fourth quarter of 2025. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of our single reporting unit is less than its carrying amount. Based upon our assessment, the fair value of our reporting unit continues to exceed carrying value.

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

For all other indefinite-lived intangible assets, we performed our impairment testing as of the fourth quarter of 2025 utilizing the relief from royalty income based approach to determine whether the fair value is less that the carrying amount. A considerable amount of management judgment and assumptions are required in performing the impairment testing. The key assumptions used in the impairment testing were long-term revenue growth projections, royalty rates, discount rates and general industry, market and macro-economic conditions. Based upon this assessment, we have determined that our indefinite-lived intangible assets are not impaired.

See Note 6 for further discussion of goodwill and other intangible assets.

Contingent Consideration

Certain acquisitions involve potential payments of future consideration that is contingent upon the acquired businesses reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities, and projected revenues. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, revenue volatilities, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within selling and administrative expense in the consolidated statements of comprehensive income. The fair value of contingent consideration at December 31, 2025 was $2.2 million for the In2Bones Global, Inc. acquisition and $59.2 million for the Biorez, Inc. acquisition. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. See Note 15 for further discussion of contingent consideration.

Pension Plan

We sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen. In conjunction with the pension plan, we recorded a pension benefit obligation totaling $70.7 million as of December 31, 2025. In accounting for this pension plan, we are required to make a number of assumptions, including the discount rate and mortality. The discount rate represents the interest rate used in estimating the present value of projected cash flows to settle the Company’s pension obligations. The discount rate assumption is determined by using a full yield curve approach, which involves applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlates to the relevant projected cash flows. The mortality assumptions are based on the Pri-2012 Mortality Tables using the MP-2021 mortality improvement scale.

In performing a sensitivity analysis on the pension benefit obligation, a 0.25% increase in our discount rate would decrease the pension benefit obligation by $1.4 million and a 0.25% decrease in the discount rate would increase the pension benefit obligation by $1.4 million. See Note 12 for further discussion of the pension plan.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.4	43.9	45.7
Gross profit	54.6	56.1	54.3
Selling and administrative expense	43.1	36.6	40.4
Research and development expense	4.1	4.2	4.2
Income from operations	7.5	15.3	9.7
Interest expense	2.3	2.9	3.2
Other expense	—	—	—
Income before income taxes	5.2	12.5	6.5
Provision for income taxes	1.8	2.3	1.3
Net income	3.4%	10.1%	5.2%

Net Sales

The following table presents net sales by product line for the years ended December 31, 2025, 2024 and 2023:

			% Change from 2024 to 2025
	2025	2024	As Reported	Impact of Foreign Currency	Constant Currency [a]
Orthopedic surgery	$574.6	$544.0	5.6%	-0.1%	5.5%
General surgery	800.1	763.0	4.9%	-0.2%	4.7%
Net sales	$1,374.7	$1,307.0	5.2%	-0.1%	5.1%

Single-use products	$1,183.8	$1,112.1	6.4%	-0.1%	6.3%
Capital products	190.9	194.9	-2.1%	—%	-2.1%
Net sales	$1,374.7	$1,307.0	5.2%	-0.1%	5.1%

			% Change from 2023 to 2024
	2024	2023	As Reported	Impact of Foreign Currency	Constant Currency [a]
Orthopedic surgery	$544.0	$533.1	2.0%	0.5%	2.5%
General surgery	763.0	711.6	7.2%	0.3%	7.5%
Net sales	$1,307.0	$1,244.7	5.0%	0.3%	5.3%

Single-use products	$1,112.1	$1,038.5	7.1%	0.3%	7.4%
Capital products	194.9	206.2	-5.5%	0.4%	-5.1%
Net sales	$1,307.0	$1,244.7	5.0%	0.3%	5.3%

(a) Refer to Non-GAAP Financial Measures below for further details.

Net sales increased 5.2% in 2025 due to growth in both the orthopedic surgery and general surgery product lines.

•Orthopedic surgery sales increased 5.6% in 2025 as a result of growth in our sports medicine and BioBrace® product offerings.
•General surgery sales increased 4.9% in 2025 as a result of growth in our AirSeal®, specimen bags and biliary product offerings.

Cost of Sales
Cost of sales was $624.2 million in 2025 compared to $574.0 million in 2024.  Gross profit margins decreased by 1.5 percentage points to 54.6% in 2025 from 56.1% in 2024.

During 2025 we incurred costs of $12.5 million for the engagement of consultants to evaluate and propose improvements to our supply chain and manufacturing operations. As a result of our consultations and internal review, we wrote off $22.2 million in inventory, equipment, tooling and patents related to the cancellation of planned new product lines and discontinuation of certain catalog numbers during 2025.

These increases were partially offset by a benefit of $9.9 million resulting from the early termination of our distribution agreement with Gore® during 2025 and $1.4 million of expense incurred in 2024 related to the write-off of inventory, tooling and equipment related to the cancellation of a planned new product line.

Selling and Administrative Expense

Selling and administrative expense was $592.0 million in 2025 compared to $478.3 million in 2024. Selling and administrative expense as a percentage of net sales was 43.1% in 2025 and 36.6% in 2024.

The increase in selling and administrative expense as a percentage of net sales in 2025 was primarily driven by:

•an increase of $64.0 million in costs related to fair value adjustments to contingent consideration ($23.0 million of expense in 2025 compared to $41.0 million of income in 2024), see Note 15;
•$12.2 million of cash and stock-based compensation costs related to advisory services provided by our former Chief Executive Officer in 2025; and
•$12.9 million of consulting fees and other costs related to operational optimization during 2025.

Salesforce and commissions, marketing, general & administrative costs and amortization expense in 2025 were in line with 2024 as a percentage of sales.

Research and Development Expense

Research and development expense was $55.9 million in 2025 and $54.4 million in 2024.  As a percentage of net sales, research and development expense was 4.1% and 4.2% in 2025 and 2024, respectively. As a percentage of sales research and development expense decreased 0.1 percentage points mainly driven by the timing of research and development projects.

Interest Expense

Interest expense decreased to $31.1 million in 2025 compared to $37.3 million in 2024.  The weighted average interest rates on our borrowings were 2.79% in 2025 decreasing from 3.15% in 2024. The decrease in interest expense in 2025 was driven by lower weighted average borrowings outstanding and lower weighted average interest rates during 2025.

Other Expense

Other expense during 2025 was related to costs associated with our eighth amended and restated senior credit agreement entered into June 10, 2025, as further described in Note 7. These costs included $0.4 million related to a loss on early extinguishment and third party fees.

Provision for Income Taxes

A provision for income taxes was recorded at an effective rate of 33.8% and 18.8% in 2025 and 2024, respectively. As compared to the federal statutory rate of 21.0%, the 2025 effective tax rate was higher primarily due to state tax expense, foreign tax expense from jurisdictions with higher statutory tax rates, the change in fair value of contingent consideration that is not deductible for income tax purposes and certain compensation expense and stock-based compensation costs related to advisory services provided by the former Chief Executive Officer that are not deductible for income tax purposes. This expense was offset by federal tax benefits from research credits and the effect of cross-border tax laws. The 2024 effective tax rate was lower primarily due to change in fair value of contingent consideration that is excluded from income for tax purposes, federal tax benefits from research credits and U.S. tax on worldwide earnings at different rates. These benefits were offset by state tax expense and foreign tax expense from jurisdictions with higher statutory tax rates. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 8.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA permanently extends and modifies significant provisions of the Tax Cuts and Jobs Act. The Company has included the impact of the OBBBA in the income tax provision for the year ended December 31, 2025. The impact was not material to the consolidated financial statements.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the eighth amended and restated senior credit agreement and outstanding convertible notes. We have historically met these liquidity requirements with funds generated from operations, borrowings under our revolving credit facility and issuances of debt in the capital markets. In addition, we have historically used term borrowings, including borrowings under the amended and restated senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions, including payments of contingent consideration. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering.

We had total cash on hand at December 31, 2025 of $40.8 million, of which approximately $29.3 million was held by our foreign subsidiaries outside the United States with unremitted earnings. During 2025, we redeployed $5.3 million of cash from certain non-U.S. subsidiaries primarily for U.S. debt reduction. We may repatriate funds from certain foreign subsidiaries in the future. Refer to Note 8 for further details.

Operating Cash Flows

Our net working capital position was $357.8 million at December 31, 2025.  Net cash provided by operating activities was $170.7 million in 2025 and $167.0 million in 2024 generated on net income of $47.1 million in 2025 and $132.4 million in 2024.   Net income during 2024 included a $41.0 million non-cash gain related to the adjustment to fair value of the contingent consideration liability compared to a $23.0 million non-cash charge in 2025. In addition, below is a summary of significant changes in assets and liabilities:

•A decrease in cash flows from accounts receivable due to timing of sales and cash receipts compared to the same period a year ago;
•A decrease in cash flows from inventory as we increased inventory to mitigate supply chain challenges;
•A decrease in cash flows from accounts payable due to the timing of payments;
•An increase in cash flows from accrued compensation and benefits due to lower incentive compensation payments during 2025 compared to 2024 and higher incentive compensation accruals in 2025; and
•An increase in cash flows from other liabilities in 2025 compared to 2024 due to higher accruals mainly related to consulting fees.

Investing Cash Flows

Net cash used in investing activities increased by $7.9 million in the year ended December 31, 2025 mainly due to capital expenditures being higher at $19.8 million in 2025 compared to $13.1 million in the year ended December 31, 2024.

Financing Cash Flows

Financing activities in 2025 used cash of $135.8 million compared to $151.0 million in 2024. Below is a summary of the significant financing activities impacting the change during 2025 compared to 2024:

•During 2025, we had net payments on our term loan of $74.6 million, inclusive of a $25.2 million impact on both borrowings and repayments between independent counterparties associated with the eighth amended and restated senior credit agreement. There were no net payments in 2024.

•During 2024, we repaid the remaining $70.0 million outstanding on the 2.625% Notes.
•During 2025, we paid $33.8 million in contingent consideration related to the Biorez, Inc. acquisition compared to $56.9 million in 2024 for the In2Bones Global, Inc. and Biorez, Inc acquisitions.
•During 2025, we did not have any net payments on our revolving line of credit, compared to $2.0 million in net payments in 2024.
•During 2025, we had net cash proceeds of $1.9 million related to stock issued under employee plans compared to $5.5 million in 2024.
•During 2025, we paid $2.9 million in debt issuance costs compared to $0.3 million in 2024.

Other Liquidity Matters

Our cash balances and cash flows generated from operations may be used to fund strategic investments, business acquisitions, including contingent consideration payments, working capital needs, repayment of debt, research and development, common stock repurchases and payments of dividends to our shareholders. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our eighth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures, dividend payments and common stock repurchases for at least the next twelve months from the filing of this annual report on Form 10-K. In addition, management believes we could access capital markets, as necessary, to fund future business acquisitions.

In recent years, the Company has been impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures, tariffs and ongoing supply chain challenges. We continue to monitor our spending and expenses in light of these factors. However, we may need to take further steps to reduce our costs, or to refinance our debt if we cannot mitigate these higher costs. See “Item 1A. Risk Factors - Risks Related to Our Indebtedness."

There were $40.0 million in borrowings outstanding on the term loan facility as of December 31, 2025. There were no borrowings outstanding under the revolving credit facility as of December 31, 2025. Our available borrowings on the revolving credit facility at December 31, 2025 were $648.5 million with approximately $1.5 million of the facility set aside for outstanding letters of credit.

The eighth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The eighth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. It also includes a minimum liquidity covenant that commences 91 days prior to the earliest scheduled maturity date of the Company’s convertible notes. This covenant requires the Company to maintain liquidity of at least $75 million plus the aggregate principal amount of the early maturing debt so long as the aggregate principal amount of such early maturing debt exceeds $200 million.  We were in full compliance with these covenants and restrictions as of December 31, 2025. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

On June 6, 2022, we issued $800.0 million aggregate principal amount of 2.250% Convertible Notes due 2027 (the "2.250% Notes"). Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. We expect to seek incremental financing to fund the maturity of the 2.250% Convertible Notes. There can be no assurance we will be able to obtain such financing on acceptable terms. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital.

See Note 7 for further information on our financing agreements and outstanding debt obligations.

Effective October 31, 2025, our Board of Directors authorized a $150.0 million share repurchase program (the "Modified Program") which modified our prior $200.0 million share repurchase program (the “Prior Program”), under which $37.4 million had remained available for repurchases prior to the establishment of the Modified Program. Through October 30, 2025, we repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under the Prior Program. The Modified Program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the Modified Program at any time. We have not purchased any shares of common stock under the Prior Program or the Modified Program during 2025. The Company expects to repurchase at least $25.0 million in shares annually beginning in 2026. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility. With the decision to extend the share repurchase program, we have suspended our dividend payments and the Board of Directors will consider whether to declare dividends and the amount of such dividends from time to time in the future. We paid approximately $24.7 million of dividends during 2025.

We expect an increased level of capital spending during the year ending December 31, 2026 compared to 2025. Capital spending will be monitored and controlled as the year progresses. We expect to use operating cash flows to satisfy capital spending requirements.

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2025.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  Contingent consideration represents the fair value of the current and non-current portions that while not certain if and/or when the payments will be made, are our best estimate of such payments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$840,000	$—	$800,000	$40,000	$—
Contingent consideration payments	61,408	61,408	—	—	—
Purchase obligations	178,875	156,438	15,096	3,674	3,667
Lease obligations	67,405	9,324	18,810	14,282	24,989
Total contractual obligations	$1,147,688	$227,170	$833,906	$57,956	$28,656

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 7).  The above table also does not include unrecognized tax benefits of approximately $0.5 million, the timing and certainty of recognition for which is not known (See Note 8).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under one shareholder-approved share-based compensation plan (the "Plan").  The Plan provides for grants of stock options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-based and equity-related awards.  The exercise price on all outstanding stock options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs are valued at the market value of the underlying stock on the date of grant.  PSUs are valued using a Monte Carlo valuation model at the date of grant. Stock options, SARs, and RSUs are generally non-transferable other than on death and generally become exercisable over a four to five year period from date of grant.  PSUs are generally non-transferable other than on death and vest over a three year period from date of grant, PSUs are not earned unless performance targets are achieved after the three year period. Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock (See Note 9). Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $28.3 million, $25.6 million and $24.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Foreign Currency Risk

Approximately 44% of our total 2025 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Brazil, Canada, China, Japan and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 32% of our total net sales in 2025.  The remaining 12% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2025, foreign currency exchange rates, including the effects of the hedging program, caused sales to increase by approximately $1.9 million.

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

Refer to Note 15 for further discussion.

Interest Rate Risk

At December 31, 2025, we had approximately $40.0 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2026 than they did in 2025, interest expense would increase, and income before income taxes would decrease by $0.4 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2026 than they did in 2025, our interest expense would decrease, and income before income taxes would increase by $0.4 million.

Item 8.  Financial Statements and Supplementary Data

Our 2025 Financial Statements are included in this Form 10-K beginning on page 46 and incorporated by reference herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9B.  Other Information

During the quarter ended December 31, 2025, none of the members of our Board of Directors or Executive Officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), under the Securities Exchange Act of 1934.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors”, “Executive Officers” and “Delinquent Section 16(a) Reports" in CONMED Corporation’s definitive 2026 Proxy Statement.

We have adopted an insider trading policy governing the purchase, sale and other disposition of our securities by members of our Board of Directors, Executive Officers and employees, and by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, "Pay Versus Performance", “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change in Control”, “Non-Employee Director Compensation,” “Pay Ratio” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive 2026 Proxy Statement.

Information relating to shareholder approved compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,079,763	$87.63	3,822,790
Equity compensation plans not approved by security holders	—	—	—
Total	4,079,763	$87.63	3,822,790

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Directors Nominees”, “Executive Officers” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive 2026 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive 2026 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	46

	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	47

	Consolidated Balance Sheets at December 31, 2025 and 2024	49

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023	50

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023	51

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	52

	Notes to Consolidated Financial Statements	53

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II) for the Years Ended December 31, 2025, 2024 and 2023	81

	All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)	List of Exhibits

	The exhibits listed on the accompanying Exhibit Index on page 41 below are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONMED CORPORATION

By: /s/ Patrick J. Beyer
Patrick J. Beyer
(President and Chief Executive Officer)

Date:
February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. BEYER	President and
Patrick J. Beyer	Chief Executive Officer	February 17, 2026
(Principal Executive Officer)

/s/ TODD W. GARNER	Executive Vice President, Finance and
Todd W. Garner	Chief Financial Officer	February 17, 2026
(Principal Financial Officer)

/s/ ANDREW MOLLER	Vice President, Corporate Controller
Andrew Moller	(Principal Accounting Officer)	February 17, 2026

/s/ LAVERNE COUNCIL
Laverne Council	Chair of the Board	February 17, 2026

/s/ DAVID BRONSON
David Bronson	Director	February 17, 2026

/s/ BRIAN P. CONCANNON
Brian P. Concannon	Director	February 17, 2026

/s/ CHARLES M. FARKAS
Charles M. Farkas	Director	February 17, 2026

/s/ MARK KAYE
Mark Kaye	Director	February 17, 2026

/s/ KIM KELDERMAN
Kim Kelderman	Director	February 17, 2026

/s/ BARBARA SCHWARZENTRAUB
Barbara Schwarzentraub	Director	February 17, 2026

Exhibit Index

Exhibit No.		Description

2.1	-
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

4.1*	-	Description of the Common Stock of CONMED Corporation, a Delaware corporation.

4.2	-
Indenture, dated as of June 6, 2022, by and between CONMED Corporation and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.1	-
Amended and Restated Guarantee and Collateral Agreement, dated as of June 10, 2025, made by CONMED Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2025).

10.2	-
Eighth Amended and Restated Credit Agreement, dated as of June 10, 2025, among CONMED Corporation, the foreign subsidiary borrowers from time to time party thereto, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2025).

10.3	-
Base Note Hedge Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Barclays Bank PLC, through its agent Barclays Capital Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.4	-
Base Note Hedge Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.5	-
Base Note Hedge Transaction Confirmation, dated as of June 1, 2022, among CONMED Corporation, Jefferies International Limited and Jefferies LLC, as agent (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.6	-
Base Note Hedge Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.7	-
Base Note Hedge Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Nomura Global Financial Products Inc., through its agent Nomura Securities International, Inc. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.8	-
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

10.10	-
Base Warrant Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.11	-
Base Warrant Transaction Confirmation, dated as of June 1, 2022, among CONMED Corporation, Jefferies International Limited and Jefferies LLC, as agent (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.12	-
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

10.15	-
Additional Note Hedge Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Barclays Bank PLC, through its agent Barclays Capital Inc. (Incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.16	-
Additional Note Hedge Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.17	-
Additional Note Hedge Transaction Confirmation, dated as of June 2, 2022, among CONMED Corporation, Jefferies International Limited and Jefferies LLC, as agent (Incorporated by reference to Exhibit 10.15 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.18	-
Additional Note Hedge Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.19	-
Additional Note Hedge Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Nomura Global Financial Products Inc., through its agent Nomura Securities International, Inc. (Incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.20	-
Additional Note Hedge Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.21	-
Additional Warrant Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Barclays Bank PLC, through its agent Barclays Capital Inc. (Incorporated by reference to Exhibit 10.19 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.22	-
Additional Warrant Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.20 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.23	-
Additional Warrant Transaction Confirmation, dated as of June 2, 2022, among CONMED Corporation, Jefferies International Limited and Jefferies LLC, as agent (Incorporated by reference to Exhibit 10.21 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.24	-
Additional Warrant Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.22 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.25	-
Additional Warrant Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Nomura Global Financial Products Inc., through its agent Nomura Securities International, Inc. (Incorporated by reference to Exhibit 10.23 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.26	-
Additional Warrant Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.27	-
Sports Medicine Joint Development and Distribution Agreement by and between Musculoskeletal Transplant Foundation, Inc. and CONMED Corporation dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 3, 2012).

10.28	-
Agreement and Plan of Merger, dated as of May 4, 2022, by and among CONMED Corporation, Odyssey Merger Sub, Inc., In2Bones Global, Inc. and Sheryl Moroschak, solely in her capacity as representative of In2Bones’ equity holders (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2022).

10.29	-
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

10.30+	-	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2006).

10.31+	-	Amended and Restated 1999 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on November 3, 2009).

10.32+	-	Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on July 27, 2012).

10.33+	-	Amended and Restated 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 23, 2015).

10.34+	-	2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrants Form S-8 filed on November 5, 2018).

10.35+	-	2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrants Form S-8 filed on May 20, 2025).

10.36*+	-	Form of Stock Option Award Agreement

10.37*+	-	Form of Restricted Stock Unit Award Agreement

10.38*+	-	Form of Performance Stock Unit Award Agreement

10.39+	-
2002 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.40+	-	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.41+	-	CONMED Corporation Amended and Restated 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit E of the Registrant’s Proxy Statement on Schedule 14A filed on April 10, 2020).

10.42	-
Amended and Restated 2007 Non-Employee Director Equity Compensation Plan of CONMED Corporation (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 3, 2010).

10.43	-	Amended and Restated 2016 Non-Employee Director Equity Compensation Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 28, 2016).

10.44	-
Amended and Restated 2020 Non-Employee Director Equity Compensation Plan of CONMED Corporation (incorporated by reference to Exhibit D of the Registrant’s Proxy Statement on Schedule 14A filed on April 10, 2020).

10.45+	-	CONMED Corporation Executive Severance Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2015).

10.46+	-	CONMED Corporation Executive Bonus Plan (Incorporated by reference to Exhibit A of the Registrant's Proxy Statement on Schedule 14A filed on April 13, 2017).

10.47+	-
Employment Agreement between the Company and Curt R. Hartman, dated November 9, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014).

10.48+	-
Amendment Number 1 to Employment Agreement between CONMED Corporation and Curt R. Hartman dated December 28, 2020 (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

10.49+	-
Letter Agreement, by and between CONMED and Curt R. Hartman, dated October 30, 2024. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2024).

10.50+	-
Employment Agreement between the Company and Patrick Beyer, dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.51+	-
Amendment Number 1 to Service Agreement, by and between CONMED U.K. Limited and Pat Beyer, dated April 24, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2024).

10.52+	-
Amendment Number 2 to Service Agreement, by and between CONMED U.K. Limited and Pat Beyer, dated October 30, 2024 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2024).

10.53+	-
Offer Letter from CONMED Corporation to Todd W. Garner dated January 2, 2018. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).

10.54+	-
Amendment Number 1 to Offer Letter from CONMED Corporation to Todd W. Garner dated December 28, 2020 (Incorporated by reference to Exhibit 10.27 on the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

10.55+	-
Letter Agreement by and between CONMED and Todd W. Garner dated January 6, 2026 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2026).

10.56+	-
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2025.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”, released in 2013.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2025.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Patrick J. Beyer
Patrick J. Beyer
President and
Chief Executive Officer

/s/  Todd W. Garner
Todd W. Garner
Executive Vice President, Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CONMED Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Contingent Consideration from the Biorez Acquisition

As described in Notes 1 and 15 to the consolidated financial statements, as of December 31, 2025, the fair value of the contingent consideration liability from the Biorez, Inc. (Biorez) acquisition is $59.2 million. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within selling and administrative expense in the consolidated statement of comprehensive income. The fair value of contingent consideration is measured using projected payment dates, discount rate, revenue volatility and projected revenue.

The principal considerations for our determination that performing procedures relating to the valuation of contingent consideration from the Biorez acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the contingent consideration liability; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rate, revenue volatility, and projected revenue; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the contingent consideration. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for developing the fair value estimate of the contingent consideration liability. Testing management’s process included (i) evaluating the appropriateness of the valuation method used by management; (ii) testing the completeness and accuracy of the underlying data used in the valuation method; and (iii) evaluating the reasonableness of the significant assumptions related to discount rate, revenue volatility and projected revenue. Evaluating the reasonableness of the projected revenue involved considering (i) the past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether the projected revenue was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the valuation method and (ii) the reasonableness of the assumptions related to discount rate and revenue volatility.

 /s/ PricewaterhouseCoopers LLP
Victor, New York
February 17, 2026

We have served as the Company’s auditor since 1982.

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(In thousands except share and per share amounts)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$40,817	$24,459
Accounts receivable, less allowance for doubtful
accounts of $6,300 in 2025 and $5,739 in 2024	247,830	237,733
Inventories	355,544	346,719
Prepaid expenses and other current assets	28,669	31,096
Total current assets	672,860	640,007
Property, plant and equipment, net	113,331	115,793
Deferred income taxes	13,309	11,069
Goodwill	807,011	805,358
Other intangible assets, net	582,051	617,663
Other assets	137,187	116,357
Total assets	$2,325,749	$2,306,247

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$712	$715
Accounts payable	93,648	102,248
Accrued compensation and benefits	82,139	65,368
Other current liabilities	138,542	109,799
Total current liabilities	315,041	278,130

Long-term debt	834,230	905,066
Deferred income taxes	79,530	74,076
Other long-term liabilities	63,851	86,294
Total liabilities	1,292,652	1,343,566

Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,194 issued in 2025 and 2024, respectively	313	313
Paid-in capital	503,200	476,575
Retained earnings	588,766	560,277
Accumulated other comprehensive loss	(46,295)	(58,857)
Less: Treasury stock, at cost;
328,097 and 397,860 shares in
2025 and 2024, respectively	(12,887)	(15,627)
Total shareholders' equity	1,033,097	962,681
Total liabilities and shareholders' equity	$2,325,749	$2,306,247

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2025, 2024 and 2023
(In thousands except per share amounts)

	2025	2024	2023

Net sales	$1,374,724	$1,307,015	$1,244,744

Cost of sales	624,249	573,983	568,499

Gross profit	750,475	733,032	676,245

Selling and administrative expense	591,969	478,280	503,040

Research and development expense	55,884	54,426	52,602

Operating expenses	647,853	532,706	555,642

Income from operations	102,622	200,326	120,603

Interest expense	31,087	37,297	39,775

Other expense	418	—	—

Income before income taxes	71,117	163,029	80,828

Provision for income taxes	24,062	30,606	16,369

Net income	$47,055	$132,423	$64,459

Per share data:

Basic	$1.52	$4.29	$2.10
Diluted	$1.51	$4.25	$2.04

Other comprehensive income (loss), before income tax:
Cash flow hedging	$(6,866)	$5,517	$(3,141)
Pension liability	3,423	2,489	6,576
Foreign currency translation adjustments	15,171	(14,753)	5,085
Other comprehensive income (loss), before income tax	$11,728	$(6,747)	$8,520

Provision (benefit) for income taxes related to items in other comprehensive income (loss)	(834)	1,940	832
Other comprehensive income (loss), net of income tax	$12,562	$(8,687)	$7,688

Comprehensive income	$59,617	$123,736	$72,147

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,299	$313	$413,235	$412,631	$(57,858)	$(22,776)	$745,545
Common stock issued under employee plans			9,043			7,789	16,832
Stock-based compensation			24,257				24,257
Dividends on common stock ($0.80 per share)				(24,559)			(24,559)
Comprehensive income (loss):
Cash flow hedging loss, net					(2,380)
Pension liability, net					4,983
Foreign currency translation adjustments					5,085
Net income				64,459
Total comprehensive income							72,147
Balance at December 31, 2023	31,299	$313	$446,535	$452,531	$(50,170)	$(14,987)	$834,222
Common stock issued under employee plans			(1,329)			5,171	3,842
Stock-based compensation			25,558				25,558
Dividends on common stock ($0.80 per share)				(24,677)			(24,677)
Settlement of convertible notes hedge transactions			10,980			(10,980)	—
Settlement of convertible notes			(5,169)			5,169	—
Comprehensive income (loss):
Cash flow hedging gain, net					4,180
Pension liability, net					1,886
Foreign currency translation adjustments					(14,753)
Net income				132,423
Total comprehensive income							123,736
Balance at December 31, 2024	31,299	$313	$476,575	$560,277	$(58,857)	$(15,627)	$962,681
Common stock issued under employee plans			(1,698)			2,740	1,042
Stock-based compensation			28,323				28,323
Dividends on common stock ($0.60 per share)				(18,566)			(18,566)
Comprehensive income (loss):
Cash flow hedging loss, net					(5,202)
Pension liability, net					2,593
Foreign currency translation adjustments					15,171
Net income				47,055
Total comprehensive income							59,617
Balance at December 31, 2025	31,299	$313	$503,200	$588,766	$(46,295)	$(12,887)	$1,033,097

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$47,055	$132,423	$64,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,143	16,605	16,200
Amortization of deferred debt issuance costs	5,646	5,700	6,058
Amortization	57,138	55,252	55,674
Stock-based compensation	28,323	25,558	24,257
Deferred income taxes	3,523	12,202	700
Non-cash adjustments to fair value of contingent consideration liability	22,951	(41,048)	(2,421)
Loss on early extinguishment of debt	363	—	—
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	(2,361)	(1,619)	(47,068)
Inventories	(6,733)	(31,633)	14,071
Accounts payable	(9,749)	14,713	14,849
Income taxes	(558)	(193)	(3,921)
Accrued compensation and benefits	14,913	(2,834)	14,425
Other assets	(13,159)	(13,910)	(21,845)
Other liabilities	6,194	(4,248)	(10,090)
Net cash provided by operating activities	170,689	166,968	125,348
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,806)	(13,084)	(19,032)
Other	(1,150)	—	(1,000)
Net cash used in investing activities	(20,956)	(13,084)	(20,032)
Cash flows from financing activities:
Payments on term loan	(99,821)	—	(20,000)
Proceeds from term loan	25,234	—	—
Payments on revolving line of credit	(695,432)	(753,000)	(760,000)
Proceeds from revolving line of credit	695,432	751,000	692,000
Payments to redeem convertible notes	—	(70,000)	—
Payments related to contingent consideration	(33,760)	(56,879)	(13,867)
Payments related to debt issuance costs	(2,897)	(303)	—
Dividends paid on common stock	(24,746)	(24,651)	(24,502)
Other, net	170	2,833	15,937
Net cash used in financing activities	(135,820)	(151,000)	(110,432)
Effect of exchange rate changes on cash and cash equivalents	2,445	(2,721)	470
Net increase (decrease) in cash and cash equivalents	16,358	163	(4,646)
Cash and cash equivalents at beginning of year	24,459	24,296	28,942
Cash and cash equivalents at end of year	$40,817	$24,459	$24,296

Non-cash investing and financing activities:
Dividends payable	$—	$6,180	$6,153

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$25,417	$32,654	$33,687

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of February 17, 2026, the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Our leases have remaining lease terms of one year to 11 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year. We only account for such extensions or early terminations when it is reasonably certain we will exercise such options. Refer to Note 5 for further detail on leases.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing of our single reporting unit during the fourth quarter of 2025. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of our single reporting unit is less than its carrying amount. Based upon our assessment, the fair value of our reporting unit continues to exceed carrying value.

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

For all other indefinite-lived intangible assets, we performed our impairment testing as of the fourth quarter of 2025 utilizing the relief from royalty income based approach to determine whether the fair value is less that the carrying amount. A considerable amount of management judgment and assumptions are required in performing the impairment testing. The key assumptions used in the impairment testing were long-term revenue growth projections, royalty rates, discount rates and general industry, market and macro-economic conditions. Based upon this assessment, we have determined that our indefinite-lived intangible assets are not impaired.

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

The Company maintains field inventory consisting of capital equipment for customer demonstration and evaluation purposes. Field inventory is generally not sold to customers but rather continues to be used over its useful life for demonstration, evaluation and loaner purposes. An annual wear and tear provision has been recorded on field inventory. The net book value of such equipment at December 31, 2025 and 2024 is $49.9 million and $42.2 million, respectively.
Contingent consideration

Certain acquisitions involve potential payments of future consideration that is contingent upon the acquired businesses reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, revenue volatilities, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within selling and administrative expense in the consolidated statements of comprehensive income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

Pension Plan

We sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen. In conjunction with the pension plan, we recorded a pension benefit obligation totaling $70.7 million as of December 31, 2025. In accounting for this pension plan, we are required to make a number of assumptions, including the discount rate and mortality. The discount rate represents the interest rate used in estimating the present value of projected cash flows to settle the Company’s pension obligations. The discount rate assumption is determined by using a full yield curve approach, which involves applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlates to the relevant projected cash flows. The mortality assumptions are based on the Pri-2012 Mortality Tables using the MP-2021 mortality improvement scale.

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

•Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $28.3 million, $27.0 million and $26.3 million for 2025, 2024 and 2023, respectively.

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

Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares. The following table sets forth the computation of basic and diluted earnings per share at December 31, 2025, 2024 and 2023, respectively:

	2025	2024	2023

Net income	$47,055	$132,423	$64,459

Basic-weighted average shares outstanding	31,036	30,846	30,668

Stock Compensation	113	304	727

Warrants	—	—	11

Convertible notes	—	—	142

Diluted-weighted average shares outstanding	31,149	31,150	31,548

Net income (per share)
Basic	$1.52	$4.29	$2.10
Diluted	1.51	4.25	2.04

The shares used in the calculation of diluted EPS exclude stock options and stock appreciation rights where the exercise price was greater than the average market price of common shares for the year and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 3.9 million, 3.2 million and 1.7 million at December 31, 2025, 2024 and 2023, respectively.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2022	$2,497	$(23,749)	$(36,606)	$(57,858)

Other comprehensive income before reclassifications, net of tax	4,158	3,370	5,085	12,613
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(8,630)	2,129	—	(6,501)
Income tax	2,092	(516)	—	1,576

Net current-period other comprehensive income (loss)	(2,380)	4,983	5,085	7,688

Balance, December 31, 2023	$117	$(18,766)	$(31,521)	$(50,170)

Other comprehensive income (loss) before reclassifications, net of tax	8,279	681	(14,753)	(5,793)
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(5,410)	1,591	—	(3,819)
Income tax	1,311	(386)	—	925

Net current-period other comprehensive income (loss)	4,180	1,886	(14,753)	(8,687)

Balance, December 31, 2024	$4,297	$(16,880)	$(46,274)	$(58,857)

Other comprehensive income (loss) before reclassifications, net of tax	(5,379)	1,521	15,171	11,313
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	234	1,415	—	1,649
Income tax	(57)	(343)	—	(400)

Net current-period other comprehensive income (loss)	(5,202)	2,593	15,171	12,562

Balance, December 31, 2025	$(905)	$(14,287)	$(31,103)	$(46,295)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income (loss) components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 15 and Note 12, respectively, for further details.

Note 2 - New Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation in specified categories as well as information on income taxes paid. The Company adopted this ASU as of December 31, 2025 and applied it on a retrospective basis. Refer to Note 8 for the disclosures related to Income Tax.

Recently Issued Accounting Standards, Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06 - Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard removes all references to software development stages. It also requires that an entity capitalizes software when both: (1) management has authorized and committed funding to the project and (2) it is probable that the project will be completed and the software is used to perform the intended function. This ASU may be adopted prospectively, retrospectively, or on a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption. It is effective for annual periods beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

Note 3 - Inventories

Inventories consist of the following at December 31:

	2025	2024
Raw materials	$109,630	$114,728
Work in process	33,263	31,300
Finished goods	212,651	200,691
	$355,544	$346,719
Note 4 - Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2025	2024
Land	$4,027	$4,027
Building and improvements	104,484	100,937
Machinery and equipment	299,182	295,839
Construction in progress	22,267	20,409
	429,960	421,212
Less: Accumulated depreciation	(316,629)	(305,419)
	$113,331	$115,793

Internal use software, included in gross machinery and equipment at December 31, 2025 and 2024 was $50.6 million and $50.3 million, respectively, with related accumulated depreciation of $49.1 million and $48.1 million, respectively. Internal use software depreciation expense was $1.2 million, $1.4 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 5 - Leases

Lease costs for the years ended December 31, consist of the following:

	2025	2024	2023
Operating lease cost:
Straight-line lease cost	$11,001	$8,933	$8,118
Right-of-use asset impairment cost	—	606	—
Total operating lease cost	11,001	9,539	8,118
Finance lease cost:
Depreciation	365	380	344
Interest on lease liabilities	74	101	55
Total finance lease cost	439	481	399
Total lease cost	$11,440	$10,020	$8,517

Supplemental balance sheet information related to leases as of December 31, is as follows:

	2025	2024
Operating leases
Other assets	$48,988	$39,839

Other current liabilities	$8,612	$8,093
Other long-term liabilities	43,932	33,282
Total operating lease liabilities	$52,544	$41,375

Finance leases
Property, plant and equipment, gross	$3,024	$3,015
Accumulated depreciation	(1,049)	(676)
Property, plant and equipment, net	$1,975	$2,339

Current portion of long-term debt	$712	$715
Long-term debt	521	1,159
Total finance lease liabilities	$1,233	$1,874

Weighted average remaining lease term (in years)
Operating leases	7.47 years	7.48 years
Finance leases	1.93 years	2.88 years

Weighted average discount rate
Operating leases	5.75%	5.65%
Finance leases	4.86%	4.86%

Supplemental cash flow information related to leases for the years ended December 31, was as follows:

	2025	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,835	$8,532	$8,178
Financing cash flows from finance leases	715	725	436

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,556	32,235	5,864
Finance leases	—	128	2,523

Maturities of lease liabilities as of December 31, 2025 are as follows:

	Finance Lease	Operating Lease

2026	$712	$8,612
2027	472	9,397
2028	97	8,844
2029	4	7,894
2030	2	6,382
Thereafter	—	24,989
Total lease payments	1,287	66,118

Less imputed interest	(54)	(13,574)

Total lease liabilities	$1,233	$52,544

As of December 31, 2025, we have not entered into any operating or finance leases that have not yet commenced.

Note 6 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2025	2024
Balance as of January 1,	$805,358	$806,844

Foreign currency translation and other adjustments	1,653	(1,486)

Balance as of December 31,	$807,011	$805,358

Total accumulated goodwill impairment losses aggregated $107.0 million at December 31, 2025 and 2024, respectively.

Other intangible assets consist of the following:

	December 31, 2025			December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$370,068	$(221,904)	$369,774	$(205,013)

Sales representation, marketing and promotional rights	25	149,376	(84,000)	149,376	(78,000)

Patents and other intangible assets	15	87,029	(57,685)	85,392	(55,802)

Developed technology	18	317,904	(65,281)	320,204	(54,812)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,010,921	$(428,870)	$1,011,290	$(393,627)

Amortization expense related to intangible assets which are subject to amortization totaled $35.2 million, $34.7 million and $35.2 million for the years ending December 31, 2025, 2024 and 2023, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income.

The estimated amortization expense related to intangible assets at December 31, 2025 for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2026	$29,311	$6,000	$35,311
2027	30,731	6,000	36,731
2028	33,831	6,000	39,831
2029	33,024	6,000	39,024
2030	34,502	6,000	40,502

Note 7 - Long-Term Debt

Long-term debt consists of the following at December 31:

	2025	2024
Revolving line of credit	$—	$—
Term loan, net of deferred debt issuance costs of $218 and $354 in 2025 and 2024, respectively	39,782	114,234
2.250% convertible notes, net of deferred debt issuance costs of $6,073 and $10,327 in 2025 and 2024, respectively	793,927	789,673
Finance leases	1,233	1,874
Total debt	834,942	905,781
Less: Current portion	712	715
Total long-term debt	$834,230	$905,066

Eighth Amended and Restated Senior Credit Agreement

On June 10, 2025, we entered into an eighth amended and restated senior credit agreement consisting of: (a) a $100.0 million term loan facility and (b) a $650.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on June 10, 2030. The term loan was payable in quarterly installments increasing over the term of the facility with the remaining outstanding balance due at maturity. During 2025, we made $60.0 million in prepayments on the term loan facility resulting in the elimination of such quarterly payments. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at the Term Secured Overnight Financing Rate ("Term SOFR") (3.938% at December 31, 2025) plus an interest rate margin of 1.125% (5.063% at December 31, 2025). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the New York Federal Reserve Bank Rate plus 0.50% or (iii) the one-month Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

There were $40.0 million in borrowings outstanding on the term loan facility as of December 31, 2025. There were no borrowings outstanding under the revolving credit facility as of December 31, 2025. Our available borrowings on the revolving credit facility at December 31, 2025 were $648.5 million with approximately $1.5 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The eighth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The eighth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. It also includes a minimum liquidity covenant that commences 91 days prior to the earliest scheduled maturity date of the Company’s convertible notes. This covenant requires the Company to maintain liquidity of at least $75 million plus the aggregate principal amount of the early maturing debt so long as the aggregate principal amount of such early maturing debt exceeds $200 million. We were in full compliance with these covenants and restrictions as of December 31, 2025. We are also required, under certain circumstances, to make mandatory prepayments with net cash proceeds from the incurrence of certain additional indebtedness, certain asset sales, or insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights.

2.250% Convertible Notes

On June 6, 2022, we issued $800.0 million aggregate principal amount of 2.250% convertible notes (the "2.250% Notes"). Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. The 2.250% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock, with the principal required to be paid in cash. The 2.250% Notes may be converted at an initial conversion rate of 6.8810 shares of our common stock per $1,000 principal amount of the 2.250% Notes (equivalent to an initial conversion price of approximately $145.33 per share of common stock). Holders of the 2.250% Notes may convert the 2.250% Notes at their option at any time on or after March 15, 2027 through the second scheduled trading day preceding the maturity date. Holders of the 2.250% Notes will also have the right to convert the 2.250% Notes prior to March 15, 2027, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of these proceeds were used to repurchase and extinguish a portion of our then outstanding 2.625% Convertible Notes (the "2.625% Notes"), pay off our then outstanding balance on our revolving line of credit, pay down $90.0 million of our then outstanding term loan and partially pay for the In2Bones Global, Inc. acquisition. In addition, approximately $115.6 million of the proceeds were used to pay the cost of certain convertible notes hedge transactions related to the 2.250% Notes.

For each of the years ended December 31, 2025, 2024, and 2023 we have recorded interest expense on the 2.250% Notes of $18.0 million at the contractual coupon rate of 2.250%.

The estimated fair value of the 2.250% Notes was approximately $768.0 million as of December 31, 2025 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the year.

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

The scheduled maturities of long-term debt outstanding at December 31, 2025 are as follows:

2026	$—
2027	800,000
2028	—
2029	—
2030	40,000
The above amounts exclude deferred debt issuance costs and finance leases.

We believe that our existing cash and cash equivalents, cash flows generated from operations, and borrowings available under the Senior Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months from the filing of this annual report on Form 10-K. We expect to seek incremental financing to fund the maturity of the $800.0 million Convertible 2.250% Notes due June 15, 2027. There can be no assurance we will be able to obtain such financing on acceptable terms.

Note 8 - Income Taxes

The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consists of the following:

	2025	2024	2023
Current tax expense:
Federal	$5,732	$4,084	$2,066
State	2,053	2,875	3,826
Foreign	12,754	11,445	9,777
	20,539	18,404	15,669
Deferred income tax expense (benefit):
Federal	3,966	10,351	2,826
State	953	681	(893)
Foreign	(1,396)	1,170	(1,233)
	3,523	12,202	700

Provision for income taxes	$24,062	$30,606	$16,369

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2025, 2024 and 2023 follows:

	2025		2024		2023
	Amount	Percent(c)	Amount	Percent(c)	Amount	Percent(c)
U.S. Federal Statutory Tax Rate	$14,935	21.0%	$34,236	21.0%	$16,974	21.0%

State and Local Income Taxes, Net of Federal Income Tax Effect(a)	2,571	3.6	2,743	1.7	2,160	2.7

Foreign Tax Effects	3,204	4.5	3,234	2.0	3,389	4.2

Effect of Cross-Border Tax Laws	(1,743)	(2.5)	(2,822)	(1.7)	(2,323)	(2.9)

Tax Credits	(1,886)	(2.7)	(2,413)	(1.5)	(2,440)	(3.0)

Changes in Valuation Allowances	—	—	—	—	(424)	(0.5)

Nontaxable or Nondeductible Items:
Contingent consideration	2,370	3.3	(7,526)	(4.6)	(1,430)	(1.8)
Other(b)	5,840	8.2	3,321	2.0	1,080	1.3

Changes in Unrecognized Tax Benefits	(684)	(1.0)	(350)	(0.2)	—	—

Other Adjustments	(545)	(0.8)	183	0.1	(617)	(0.8)

Total	$24,062	33.8%	$30,606	18.8%	$16,369	20.3%
(a) Florida, Illinois, Texas, & New Jersey made up greater than 50 percent of the tax effect in the “State and Local Income Taxes” category.
(b) Other includes compensation expense and stock-based compensation costs related to advisory services provided by the former Chief Executive Officer in 2025 that are not deductible for income tax purposes.
(c) The components of the income tax rate reconciliation may not sum to the total effective income tax rate due to rounding.

The Company has elected to account for Global Intangible Low Tax Income ("GILTI") using the period cost method. The net impact of GILTI including the allowable GILTI deduction is presented in the rate reconciliation as a component of “Effect of Cross-Border Tax Laws”.

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	2025	2024
Assets:
Inventory	$8,392	$5,771
Net operating losses	840	1,700
Capitalized research and development	22,782	20,615
Deferred compensation	2,993	3,305
Accounts receivable	3,414	3,796
Compensation and benefits	16,168	14,754
Accrued pension	1,363	1,556
Research and development credit	—	2,972
Interest limitation	27,319	26,234
Convertible notes hedge	13,072	21,205
Depreciation	1,108	—
Lease liabilities	9,495	7,772
Other	6,716	4,482
	113,662	114,162

Liabilities:
Goodwill and intangible assets	157,080	155,931
Depreciation	—	1,120
State taxes	11,639	10,670
Unremitted foreign earnings	2,110	1,893
Lease right-of-use assets	9,054	7,555
	179,883	177,169

Net liability	$(66,221)	$(63,007)

Income before income taxes consists of the following U.S. and foreign income:

	2025	2024	2023
U.S. income	$34,063	$124,401	$51,568
Foreign income	37,054	38,628	29,260
Total income	$71,117	$163,029	$80,828

As of December 31, 2025, the amount of federal net operating loss carryforward was $0.8 million and begins to expire in 2027. As of December 31, 2025, the federal research credit carryforward has been fully utilized.

We have accrued tax liabilities related to the amount of unremitted earnings at December 31, 2017 and certain subsequent unremitted earnings as these are not considered permanently reinvested.  Deferred taxes have not been accrued on unremitted earnings subsequent to December 31, 2017 that are considered permanently reinvested. The amount of such untaxed foreign earnings for the periods occurring after December 2017 totaled $40.2 million. If we were to repatriate these funds, we would be required to accrue and pay taxes on such amounts. The Company has estimated foreign withholding taxes of $1.3 million would be due if these earnings were repatriated.

Supplemental cash flow information related to income taxes for the years ended December 31, was as follows:

	2025	2024	2023
Cash paid for income taxes, net of refunds:
Federal	$6,761	$3,600	$1,670

State	2,593	3,843	2,053

Foreign	11,624	9,117	15,728

Total	$20,978	$16,560	$19,451

Foreign income taxes paid during 2023 included $8.0 million of net payments in France.
The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2023.

We recognize tax liabilities in accordance with the provisions for accounting for uncertainty in income taxes. Such guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2025	2024	2023
Balance as of January 1,	$1,154	$1,704	$200

Increases for positions taken in prior periods	—	—	1,504

Decreases in unrecorded tax positions related to settlement with the taxing authorities	(684)	(350)	—

Decreases in unrecorded tax positions related to lapse of statute of limitations	—	(200)	—

Balance as of December 31,	$470	$1,154	$1,704

If the total unrecognized tax benefits of $0.5 million at December 31, 2025 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2023, 2024 and 2025 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the consolidated statements of comprehensive income.

Note 9 - Shareholders’ Equity

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. On October 31, 2025, the Board of Directors suspended the dividend and authorized a $150.0 million share repurchase program. The total dividend per share declared in 2025 was $0.60, and $0.80 for 2024 and 2023.

Effective October 31, 2025, our Board of Directors authorized a $150.0 million share repurchase program (the "Modified Program") which modified our prior $200.0 million share repurchase program (the “Prior Program”), under which $37.4 million had remained available for repurchases prior to the establishment of the Modified Program. Through October 30, 2025, we repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under the Prior Program. We have not purchased any shares of common stock under the Prior Program or the Modified Program during 2025.

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2025 and 2024, no preferred stock had been issued.

We have reserved 7.9 million shares of common stock for issuance to employees and directors under one shareholder approved share-based compensation plan (the "Plan") of which approximately 3.8 million shares remain available for grant at December 31, 2025.  The exercise price on all outstanding stock options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  There were no SARs outstanding as of December 31, 2025. Restricted stock units (“RSUs”) are valued at the market value of the underlying stock on the date of grant.  Performance stock units (“PSUs”) are valued using a Monte Carlo valuation model at the date of grant. Stock options, SARs and RSUs are generally non-transferable other than on death and generally become exercisable over a four to five year period from date of grant.  PSUs are generally non-transferable other than on death and vest after three years from date of grant. PSUs are not earned unless performance targets are achieved after the three-year period. Stock options and SARs expire 10 years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $28.3 million, $25.6 million and $24.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.  These amounts are included in selling and administrative expense. Tax related benefits of $3.7 million, $3.9 million and $4.0 million were also recognized for the years ended December 31, 2025, 2024 and 2023, respectively.  Cash received from the exercise of stock options was $0.2 million, $3.4 million and $16.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

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

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Grant date fair value of stock options and SARs	$24.32	$33.04	$40.18
Expected stock price volatility	44.34%	43.01%	41.84%
Risk-free interest rate	4.08%	4.21%	4.14%
Expected annual dividend yield	1.27%	1.00%	0.82%
Expected life of options and SARs (years)	5.5	5.5	5.4

The following table illustrates the stock option and SAR activity for the year ended December 31, 2025:

	Number of Shares (in 000’s)	Weighted- Average Exercise Price
Outstanding at December 31, 2024	3,870	$93.00

Granted	776	$58.87
Forfeited	(418)	$95.66
Exercised	(143)	$51.65

Outstanding at December 31, 2025	4,085	$87.63
Exercisable at December 31, 2025	2,499	$90.79
Stock options expected to vest	1,586	$82.66

The weighted average remaining contractual term for stock options outstanding and exercisable at December 31, 2025 was 5.6 years and 4.0 years, respectively.  The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2025 were immaterial.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2025, 2024 and 2023 was $1.5 million, $5.1 million and $12.9 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2025:

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2024	130	$109.59

Granted	82	$79.19
Vested	(25)	$87.22
Forfeited	(34)	$81.10

Outstanding at December 31, 2025	153	$103.50

The weighted average fair value of RSU and PSU awards granted in the years ended December 31, 2025, 2024 and 2023 was $79.19, $95.80 and $127.59, respectively.

The total fair value of RSUs vested was $2.2 million, $1.8 million and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, there was $41.2 million of total unrecognized compensation cost related to nonvested stock options, PSUs and RSUs granted under the Plans which is expected to be recognized over a weighted average period of 2.9 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2025, we issued approximately 31,614 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 10 - Revenues

The following tables present revenue disaggregated by product line and timing of revenue recognition for the years ended December 31, 2025, 2024 and 2023:

	2025
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$529,124	$789,735	$1,318,859
Services transferred over time	45,474	10,391	55,865
Total sales from contracts with customers	$574,598	$800,126	$1,374,724

	2024
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$502,336	$754,070	$1,256,406
Services transferred over time	41,652	8,957	50,609
Total sales from contracts with customers	$543,988	$763,027	$1,307,015

	2023
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$494,002	$704,041	$1,198,043
Services transferred over time	39,156	7,545	46,701
Total sales from contracts with customers	$533,158	$711,586	$1,244,744

Revenue disaggregated by primary geographic market where the products are sold is included in Note 11.

Contract liability balances related to the sale of extended warranties to customers are as follows:

	December 31, 2025	December 31, 2024

Contract Liability	$21,967	$18,424

Revenue recognized during years ended December 31, 2025, 2024 and 2023 from amounts included in contract liabilities at the beginning of the period were $14.4 million, $13.9 million and $12.5 million, respectively. There were no material contract assets as of December 31, 2025 and December 31, 2024.

Note 11 - Business Segment and Geographic Areas

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

Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine and lower extremities instrumentation and implants, small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgical procedures and fees related to sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales and primary geographic market where the products are sold, are as follows for the years ended December 31, 2025, 2024 and 2023:

	2025
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$215,440	$559,148	$774,588
Europe, Middle East & Africa	142,465	122,189	264,654
Asia Pacific	130,873	77,849	208,722
Americas (excluding the United States)	85,820	40,940	126,760
Total sales from contracts with customers	$574,598	$800,126	$1,374,724

	2024
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$210,670	$537,554	$748,224
Europe, Middle East & Africa	132,106	110,958	243,064
Asia Pacific	119,766	74,918	194,684
Americas (excluding the United States)	81,446	39,597	121,043
Total sales from contracts with customers	$543,988	$763,027	$1,307,015

	2023
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$199,568	$500,592	$700,160
Europe, Middle East & Africa	127,637	98,616	226,253
Asia Pacific	123,043	74,358	197,401
Americas (excluding the United States)	82,910	38,020	120,930
Total sales from contracts with customers	$533,158	$711,586	$1,244,744

Sales are attributed to countries based on the location of the customer. We held $150.8 million and $139.9 million of long-lived assets in the United States at December 31, 2025 and 2024, respectively. We held $17.7 million and $22.9 million of long-lived assets in Mexico at December 31, 2025 and 2024, respectively. There were no significant investments in long-lived assets in other countries outside the United States at December 31, 2025 and 2024.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2025, 2024 and 2023.

The accounting policies of our single operating segment are the same as those described in Note 1. The CODM assesses performance for the single operating segment and decides how to allocate resources and make investment decisions based on net income, consistent with what is reported on the consolidated statements of comprehensive income. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to CONMED’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the single segment.

The following table includes significant segment expenses for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023

Net sales	$1,374,724	$1,307,015	$1,244,744
Cost of sales(a)	624,249	573,983	568,499
Salesforce and commission expense	237,699	225,886	215,799
Marketing expense	67,252	65,338	60,918
Distribution expense	52,497	50,183	53,701
General and administrative expense	131,963	117,463	111,235
Stock-based compensation expense	28,323	25,558	24,257
Amortization expense	29,188	28,629	29,068
Non-cash adjustments to fair value of contingent consideration liability	22,951	(41,048)	(2,421)
Research and development expense	55,884	54,426	52,602
Interest expense	31,087	37,297	39,775
Other expense	418	—	—
Provision for income taxes	24,062	30,606	16,369
Other segment items(b)	22,096	6,271	10,483
Net income	$47,055	$132,423	$64,459

(a)Cost of sales in 2025 includes (i) costs related to the engagement of a consulting firm to evaluate and propose improvements to our manufacturing operations; (ii) the write-off of inventory, equipment, tooling and patents related to the cancellation of planned new product lines and discontinuation of certain catalog numbers as a result of our operational optimization consultation and internal review; and (iii) a benefit resulting from the early termination of our distribution agreement with W. L. Gore & Associates, Inc.

(b)Other segment items consist of (i) consulting fees and other costs related to operational optimization in 2025; (ii) cash compensation costs related to advisory services provided by our former Chief Executive Officer in 2025; (iii) costs related to the write off of a developed technology intangible asset in 2025; (iv) third party services pertaining to review of potential issues with certain royalty payments to surgeons involved in design teams in 2025 and 2024; (v) a gain on the sale of a product line in 2025; (vi) restructuring and related costs in 2024 and 2023; (vii) income/expense related to the termination of a distributor agreement in 2024 and 2023; (viii) lease impairment costs in 2024; (ix) acquisition and integration costs in 2023; and (x) software implementation costs in 2023.

Total assets for the Company's single operating segment are the same as presented on the Company's consolidated balance sheet, which is used to measure segment performance.

Note 12 - Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) covering substantially all of our United States based employees. We also sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen.

Total employer contributions to the 401(k) plan were $7.6 million, $8.0 million and $8.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.

We use a December 31 measurement date for our pension plan.  Cumulative gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized on a straight-line basis over the lesser of the expected average remaining life expectancy of the plan's participants or 10.47 and 10.85 years at December 31, 2025 and 2024, respectively. The limits of 10.47 and 10.85 years, respectively, are adjusted to reflect the percentage change in the average remaining service period for the plan's active membership.

The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31:

	2025	2024
Accumulated benefit obligation	$70,718	$69,235

Change in benefit obligation
Projected benefit obligation at beginning of year	$69,235	$70,588
Service cost	656	721
Interest cost	3,529	3,452
Actuarial (gain)/loss	1,878	(1,373)
Benefits paid	(3,311)	(3,112)
Settlements	(1,269)	(1,041)
Projected benefit obligation at end of year	$70,718	$69,235

Change in plan assets
Fair value of plan assets at beginning of year	$65,673	$65,896
Actual gain on plan assets	8,247	3,930
Benefits paid	(3,311)	(3,112)
Settlements	(1,269)	(1,041)
Fair value of plan assets at end of year	$69,340	$65,673

Funded status	$(1,378)	$(3,562)

The projected benefit obligation increased $1.5 million from December 31, 2024 to December 31, 2025 mainly due to interest rate changes.

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2025	2024
Other long-term liabilities	$(1,378)	$(3,562)
Accumulated other comprehensive loss	(18,858)	(22,281)

Accumulated other comprehensive loss for the years ended December 31, 2025 and 2024 consists of net actuarial losses not yet recognized in net periodic pension cost (before income taxes).

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2025	2024
Discount rate	5.44%	5.65%

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2025 and 2024 are as follows:

	2025	2024
Current year actuarial loss	$2,008	$898
Amortization of actuarial loss	1,415	1,591
Total recognized in other comprehensive income	$3,423	$2,489

Net periodic pension cost for the years ended December 31, consists of the following:

	2025	2024	2023
Service cost	$656	$721	$776
Interest cost on projected benefit obligation	3,529	3,452	3,646
Expected return on plan assets	(4,362)	(4,405)	(4,130)
Amortization of loss	1,415	1,591	2,129
Net periodic pension cost	$1,238	$1,359	$2,421

Non-service pension cost was immaterial for the years ended 2025, 2024 and 2023.

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2025	2024	2023
Discount rate on benefit obligation	5.65%	5.15%	5.41%
Effective rate for interest on benefit obligation	5.33%	5.08%	5.34%
Expected return on plan assets	7.00%	7.00%	7.00%

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends. The mortality assumptions used for 2025 and 2024 are based on the Pri-2012 Mortality Tables using the MP-2021 mortality improvement scale.

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

The allocation of plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2025	2024	2026
Equity securities	72%	71%	75%
Debt securities	28%	29%	25%
Total	100%	100%	100%

As of December 31, 2025, the pension plan held 27,562 shares of our common stock, which had a fair value of $1.1 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

FASB guidance defines fair value and establishes a framework for measuring fair value and related disclosure requirements as described in Note 15. Following is a description of the valuation methodologies used for our pension assets. There have been no changes in the methodologies used at December 31, 2025 and 2024:

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

The following table sets forth the value of the pension plan's assets as of December 31, 2025 and December 31, 2024:

	2025	2024
Investments measured at fair value:
Level 1
Common Stock	$7,201	$7,797
Fixed Income Securities	18,152	17,016
Total Investments measured at fair value	25,353	24,813

Investments measured at NAV:
Money Market Fund	1,528	1,885
Mutual Funds	42,459	38,975
Total Investments measured at NAV	43,987	40,860

Total Investments	$69,340	$65,673

We do not expect to make any contributions to our pension plan for 2026.

The following table summarizes the benefits and settlements expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2025.

2026	$6,328
2027	5,898
2028	5,747
2029	5,565
2030	5,409
2031-2035	26,341

Note 13 - Legal Proceedings

From time to time, the Company may receive an information request, subpoena or warrant from a government agency such as the Securities and Exchange Commission, U.S. Department of Justice ("DOJ"), Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the U.S. Food and Drug Administration ("FDA"), the Department of Labor, the Treasury Department or other federal and state agencies or foreign governments or government agencies. These information requests, subpoenas or warrants may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. Additionally, if we receive reports of alleged misconduct from employees or third parties, we investigate as appropriate.

Manufacturers of medical devices have been the subject of various investigations and enforcement actions relating to interactions with healthcare providers domestically or internationally whereby companies are claimed to have provided healthcare providers with inappropriate incentives to purchase their products. Similarly, the Foreign Corrupt Practices Act ("FCPA") prohibits U.S. companies and their representatives from offering or making payments to foreign officials for the purpose of securing an improper business advantage; and in many countries, the healthcare professionals with whom we regularly interact may meet the definition of a foreign government official for purposes of this law. Similar anti-bribery laws are in effect in many of the countries in which we operate. The FCPA also imposes obligations on companies listed on U.S. stock exchanges to maintain accurate books and records, and maintain internal accounting controls sufficient to provide assurance that transactions are accurately recorded, lawful and in accordance with management’s authorization. The FCPA can pose unique challenges for manufacturers that operate in foreign countries where conduct prohibited by the FCPA may not be viewed as illegal in local jurisdictions. In addition, a U.S. manufacturer may face risks under the FCPA based on the conduct of third parties (e.g., distributors) over whom the manufacturer may not have complete control. While CONMED has not experienced any material enforcement action to date, there can be no assurance that the Company will not be subject to a material enforcement action in the future, or that the Company will not incur costs including, in the form of fees for lawyers and other consultants, that are material to the Company’s results of operations in the course of responding to a future inquiry or investigation.

In addition, as a manufacturer of FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians, U.S. teaching hospitals or other U.S. covered recipients. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.

Manufacturers of medical devices may face exposure to significant product liability claims, as well as patent infringement and other claims incurred in the ordinary course of business. To date, we have not experienced any claims that have been material to our financial statements or financial condition, but any such claims arising in the future could have a material adverse effect on our business, results of operations or cash flows. We currently maintain commercial product liability insurance ($35 million per incident and $35 million in the aggregate annually), which we believe is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage, that the carriers will be solvent or that such insurance will be available to us in the future at a reasonable cost.

Our operations are subject, and in the past have been subject, to a number of environmental laws and regulations governing, among other things, air emissions; wastewater discharges; the use, handling and disposal of hazardous substances and wastes; soil and groundwater remediation and employee health and safety. Likewise, the operations of our suppliers and sterilizers are subject to similar environmental laws and regulations. In some jurisdictions, environmental requirements may be expected to become more stringent in the future. In the U.S., certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities. While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations would not have a material adverse effect on our financial condition, results of operations or cash flows.

The government of Italy passed a law in late 2015 to tax medical device companies on revenue derived from sales to public hospitals. The tax is calculated and based on provincial spending over and above certain thresholds. The Italy medical device tax represents variable consideration in the form of a retroactive discount potentially owed to the customer, which is ultimately the Italian government. Between enactment of the law and September 2022, the Italian government essentially made no effort to administer or collect the tax. A lack of interpretative guidance and the complexity of the law resulted in uncertainty as to the actual amount of liability. In September 2022, the Italian government passed a further decree which, amongst other provisions, delegated administration and collection to the provincial level for the years 2015 – 2018. The Company challenged the imposition of the medical device tax in Italy, as did many other medical device companies, on the grounds that the law was never implemented properly with regulations. On July 22, 2024, the Italian Constitutional Court determined the tax to be constitutional, however, a 52% discount on amounts due for the years 2015-2018 was granted as part of the ruling. On June 30, 2025, the Italian government published Decree-Law No. 95 that includes key mitigation measures for the 2015–2018 payback burden.  This Decree-Law No. 95 became law in August 2025 granting a 75% discount on amounts due for the years 2015-2018. The Company submitted payment in September 2025. The Company has used its best estimate to record reserves related to the tax subsequent to the 2018 year.

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

Note 14 - Guarantees

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

Changes in the carrying amount of standard warranties for the years ended December 31, are as follows:

	2025	2024	2023
Balance as of January 1,	$1,445	$1,802	$1,944

Provision for warranties	586	506	614
Claims made	(708)	(863)	(756)

Balance as of December 31,	$1,323	$1,445	$1,802

Costs associated with extended warranty repairs are recorded as incurred and amounted to $4.2 million, $4.9 million and $4.8 million for the years ended December 31, 2025, 2024 and 2023 respectively.

Note 15 - Fair Value Measurement

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	December 31, 2025	December 31, 2024
Forward exchange contracts	Cash flow hedge	$239,588	$224,177
Forward exchange contracts	Non-designated	49,459	38,892

The remaining time to maturity as of December 31, 2025 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated statements of comprehensive income and our consolidated balance sheets:

	Amount of Gain/(Loss) Recognized in AOCI			Consolidated Statements of Comprehensive Income				Amount of Gain/(Loss) Reclassified from AOCI
	Years Ended				Total Amount of Line Item Presented			Years Ended
Derivative Instrument	2025	2024	2023	Location of amount reclassified	2025	2024	2023	2025	2024	2023

Foreign exchange contracts	$(7,100)	$10,928	$5,489	Net Sales	$1,374,724	$1,307,015	$1,244,744	$229	$4,285	$3,790
				Cost of Sales	624,249	573,983	568,499	(463)	1,125	4,840
Pre-tax gain	$(7,100)	$10,928	$5,489					$(234)	$5,410	$8,630
Tax expense	(1,721)	2,649	1,331					(57)	1,311	2,092
Net gain	$(5,379)	$8,279	$4,158					$(177)	$4,099	$6,538

At December 31, 2025, $0.6 million of net unrealized loss on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gain (loss) from derivative instruments not accounted for as hedges and loss on our intercompany receivables on our consolidated statements of comprehensive income were:

		Years Ended
Derivative Instrument	Location on Consolidated Statements of Comprehensive Income	2025	2024	2023

Net gain (loss) on currency forward contracts	Selling and administrative expense	$(2,182)	$608	$(891)
Net loss on currency transaction exposures	Selling and administrative expense	$(313)	$(3,043)	$(1,305)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2025 and 2024:

December 31, 2025	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$4,389	$(5,223)	$(834)
Foreign exchange contracts	Other long-term liabilities	46	(407)	(361)
		$4,435	$(5,630)	$(1,195)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	—	(307)	(307)

Total derivatives		$4,435	$(5,937)	$(1,502)

December 31, 2024	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$8,702	$(3,294)	$5,408
Foreign exchange contracts	Other assets	388	(124)	264
		$9,090	$(3,418)	$5,672

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	33	(110)	(77)

Total derivatives		$9,123	$(3,528)	$5,595

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2025 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from the In2Bones Global, Inc. ("In2Bones") and Biorez, Inc. ("Biorez") acquisitions using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities, and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of December 31, 2025:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	6.77%	11.95%
Revenue volatility	17.84%	21.42%
Projected year of payment	2026	2026

Adjustments to the fair value of contingent consideration during 2025 for In2Bones were driven principally by the level of In2Bones revenue. Biorez adjustments to fair value of contingent consideration during 2025 principally relate to the level of Biorez revenue and passage of time. Changes in the fair value of contingent consideration liabilities for years ended December 31, 2025 and December 31, 2024 are as follows:

	In2Bones	Biorez
Balance at January 1, 2024	$41,393	$128,751

Payments	(3,029)	(53,850)

Changes in fair value of contingent consideration	(27,168)	(13,880)

Balance at December 31, 2024	$11,196	$61,021

Payments	—	(33,760)

Changes in fair value of contingent consideration	(9,036)	31,987

Balance at December 31, 2025	$2,160	$59,248

Contingent consideration of $61.4 million is included in other current liabilities in the consolidated balance sheet at December 31, 2025. Contingent consideration of $35.4 million and $36.8 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated balance sheet at December 31, 2024.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses
				Balance at End of Period
Description			Deductions
2025
Allowance for bad debts	$5,739	$2,050	$(1,489)	$6,300
Sales returns and
allowance	5,960	57	(976)	5,041
Deferred tax asset
valuation allowance	—	—	—	—

2024
Allowance for bad debts	$6,034	$2,557	$(2,852)	$5,739
Sales returns and
allowance	6,646	—	(686)	5,960
Deferred tax asset
valuation allowance	—	—	—	—

2023
Allowance for bad debts	$5,508	$1,525	$(999)	$6,034
Sales returns and
allowance	6,388	1,533	(1,275)	6,646
Deferred tax asset
valuation allowance	543	—	(543)	—

Item 16. Form 10-K Summary

Registrants may voluntarily provide a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.