Form 10-Q
period 2026-03-31
CONMED Corp
filed 2026-04-30
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
March 31, 2026	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 27, 2026 is 30,109,194 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$317,046	$321,256

Cost of sales	133,599	143,504

Gross profit	183,447	177,752

Selling and administrative expense	141,699	148,847

Research and development expense	16,333	12,947

Operating expenses	158,032	161,794

Income from operations	25,415	15,958

Interest expense	7,060	8,286

Income before income taxes	18,355	7,672

Provision for income taxes	4,527	1,636

Net income	$13,828	$6,036

Comprehensive income	$15,436	$7,501

Per share data:

Net income
Basic	$0.45	$0.19
Diluted	0.45	0.19

Weighted average common shares
Basic	30,588	30,973
Diluted	30,621	31,151

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$35,030	$40,817
Accounts receivable, net	228,661	247,830
Inventories	366,106	355,544
Prepaid expenses and other current assets	40,794	28,669
Total current assets	670,591	672,860
Property, plant and equipment, net	111,964	113,331
Goodwill	806,858	807,011
Other intangible assets, net	573,804	582,051
Other assets	151,725	150,496
Total assets	$2,314,942	$2,325,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$711	$712
Accounts payable	105,416	93,648
Accrued compensation and benefits	60,886	82,139
Other current liabilities	125,703	138,542
Total current liabilities	292,716	315,041

Long-term debt	860,157	834,230
Deferred income taxes	81,376	79,530
Other long-term liabilities	63,020	63,851
Total liabilities	1,297,269	1,292,652

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2026 and 2025, respectively	313	313
Paid-in capital	508,494	503,200
Retained earnings	602,594	588,766
Accumulated other comprehensive loss	(44,687)	(46,295)
Less: 1,155,488 and 328,097 shares of common stock in treasury, at cost, in 2026 and 2025, respectively	(49,041)	(12,887)
Total shareholders’ equity	1,017,673	1,033,097
Total liabilities and shareholders’ equity	$2,314,942	$2,325,749

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2025	31,299	$313	$503,200	$588,766	$(46,295)	$(12,887)	$1,033,097
Common stock issued under employee plans			(208)			1,233	1,025
Stock-based compensation			5,502				5,502
Repurchases of common stock (a)						(37,387)	(37,387)
Comprehensive income:
Cash flow hedging gain, net					3,061
Pension liability, net					213
Foreign currency translation adjustments					(1,666)
Net income				13,828
Total comprehensive income							15,436
Balance at March 31, 2026	31,299	$313	$508,494	$602,594	$(44,687)	$(49,041)	$1,017,673
(a) Inclusive of excise taxes

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	31,299	$313	$476,575	$560,277	$(58,857)	$(15,627)	$962,681
Common stock issued under employee plans			(1,340)			1,117	(223)
Stock-based compensation			13,863				13,863
Dividends on common stock ($0.20 per share)				(6,186)			(6,186)
Comprehensive income:
Cash flow hedging loss, net					(3,669)
Pension liability, net					268
Foreign currency translation adjustments					4,866
Net income				6,036
Total comprehensive income							7,501
Balance at March 31, 2025	31,299	$313	$489,098	$560,127	$(57,392)	$(14,510)	$977,636

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$13,828	$6,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,174	4,235
Amortization of deferred debt issuance costs	1,276	1,443
Amortization	14,663	14,018
Stock-based compensation	5,502	13,863
Deferred income taxes	1,535	(2,659)
Gain on sale of a product line	(3,916)	—
Non-cash adjustments to fair value of contingent consideration liability	722	3,962
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	18,606	18,984
Inventories	(12,269)	(7,475)
Accounts payable	10,480	(7,317)
Accrued compensation and benefits	(21,153)	(8,181)
Other assets	(17,215)	(5,422)
Other liabilities	(2,761)	10,047
Net cash provided by operating activities	13,472	41,534

Cash flows from investing activities:
Proceeds from sale of a product line	7,000	—
Purchases of property, plant and equipment	(2,892)	(3,779)
Other	—	850
Net cash provided by (used in) investing activities	4,108	(2,929)

Cash flows from financing activities:
Payments on term loan	—	(14,588)
Payments on revolving line of credit	(155,000)	(166,000)
Proceeds from revolving line of credit	180,000	166,000
Repurchases of common stock	(37,017)	—
Payments related to contingent consideration	(11,364)	(7,166)
Dividends paid on common stock	—	(6,180)
Other, net	828	(464)
Net cash used in financing activities	(22,553)	(28,398)

Effect of exchange rate changes on cash and cash equivalents	(814)	819

Net increase (decrease) in cash and cash equivalents	(5,787)	11,026

Cash and cash equivalents at beginning of period	40,817	24,459

Cash and cash equivalents at end of period	$35,030	$35,485

Non-cash financing activities:
Dividends payable	$—	$6,186
See notes to consolidated condensed financial statements.

CONMED CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands except per share amounts)

Note 1 - Operations

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides devices and equipment for surgical procedures.  The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, and thoracic surgery.

During the quarter ended March 31, 2026, the Company sold certain assets related to our gastroenterology product lines for $7.0 million. We recorded a gain of $3.9 million on this sale to selling and administrative expense.

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly state the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amount of revenue and expenses during the reporting period. While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of April 30, 2026, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$55,933	$117,122	$173,055	$53,016	$130,746	$183,762
Europe, Middle East & Africa	38,485	30,652	69,137	35,207	28,469	63,676
Asia Pacific	30,837	11,121	41,958	29,123	14,589	43,712
Americas (excluding the United States)	22,408	10,488	32,896	20,944	9,162	30,106
Total sales from contracts with customers	$147,663	$169,383	$317,046	$138,290	$182,966	$321,256

Timing of Revenue Recognition
Goods transferred at a point in time	$136,784	$166,490	$303,274	$127,548	$180,517	$308,065
Services transferred over time	10,879	2,893	13,772	10,742	2,449	13,191
Total sales from contracts with customers	$147,663	$169,383	$317,046	$138,290	$182,966	$321,256

Contract liability balances related to the sale of extended warranties to customers are as follows:

	March 31, 2026	December 31, 2025

Contract liability	$23,405	$21,967

Revenue recognized during the three months ended March 31, 2026 and March 31, 2025 from amounts included in contract liabilities at the beginning of the periods were $5.3 million and $5.0 million, respectively. There were no material contract assets as of March 31, 2026 and December 31, 2025.

Note 5 - Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
	2026	2025
Net income	$13,828	$6,036

Other comprehensive income (loss):
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of $980 and $(1,173) for the three months ended March 31, 2026 and 2025, respectively)	3,061	(3,669)
Pension liability, net of income tax (income tax expense of $69 and $86 for the three months ended March 31, 2026 and 2025, respectively)	213	268
Foreign currency translation adjustment	(1,666)	4,866

Comprehensive income	$15,436	$7,501

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(905)	$(14,287)	$(31,103)	$(46,295)

Other comprehensive income (loss) before reclassifications, net of tax	3,001	—	(1,666)	1,335
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	80	282	—	362
Income tax	(20)	(69)	—	(89)

Net current-period other comprehensive income (loss)	3,061	213	(1,666)	1,608

Balance, March 31, 2026	$2,156	$(14,074)	$(32,769)	$(44,687)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$4,297	$(16,880)	$(46,274)	$(58,857)

Other comprehensive gain (loss) before reclassifications, net of tax	(2,786)	—	4,866	2,080
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,165)	354	—	(811)
Income tax	282	(86)	—	196

Net current-period other comprehensive income (loss)	(3,669)	268	4,866	1,465

Balance, March 31, 2025	$628	$(16,612)	$(41,408)	$(57,392)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	March 31, 2026	December 31, 2025
Forward exchange contracts	Cash flow hedge	$246,984	$239,588
Forward exchange contracts	Non-designated	56,877	49,459

The remaining time to maturity as of March 31, 2026 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,
				Total Amount of Line Item Presented
Derivative Instrument	2026	2025	Location of amount reclassified	2026	2025	2026	2025

Foreign exchange contracts	$3,961	$(3,677)	Net Sales	$317,046	$321,256	$(1,000)	$1,851
			Cost of Sales	133,599	143,504	920	(686)
Pre-tax gain (loss)	$3,961	$(3,677)				$(80)	$1,165
Tax expense (benefit)	960	(891)				(20)	282
Net gain (loss)	$3,001	$(2,786)				$(60)	$883

At March 31, 2026, $1.7 million of net unrealized gain on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net losses from derivative instruments not accounted for as hedges and gains (losses) on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended March 31,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2026	2025

Net loss on currency forward contracts	Selling and administrative expense	$(714)	$(789)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$(329)	$141

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at March 31, 2026 and December 31, 2025:

March 31, 2026	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$5,276	$(3,086)	$2,190
Foreign exchange contracts	Other assets	972	(316)	656
		$6,248	$(3,402)	$2,846

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	7	(424)	(417)

Total derivatives		$6,255	$(3,826)	$2,429

December 31, 2025	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$4,389	$(5,223)	$(834)
Foreign exchange contracts	Other long-term liabilities	46	(407)	(361)
		$4,435	$(5,630)	$(1,195)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	—	(307)	(307)

Total derivatives		$4,435	$(5,937)	$(1,502)

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2026 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from its acquisitions of In2Bones, Global Inc. ("In2Bones") and Biorez, Inc. ("Biorez") using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of March 31, 2026:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	6.91%	12.27%
Revenue volatility	17.35%	20.24%
Projected year of payment	2026	2026

Adjustments to the fair value of contingent consideration for In2Bones were driven principally by the level of In2Bones revenue. Adjustments to the fair value of contingent consideration for Biorez mainly relate to the passage of time. Changes in the fair value of contingent consideration liabilities for the three months ended March 31, 2026 and 2025 are as follows:

	In2Bones		Biorez
	2026	2025	2026	2025
Balance as of January 1,	$2,160	$11,196	$59,248	$61,021

Payments	—	—	(11,364)	(7,166)
Changes in fair value of contingent consideration	(1,987)	(987)	2,709	4,949

Balance as of March 31,	$173	$10,209	$50,593	$58,804

Contingent consideration of $50.8 million and $61.4 million is included in other current liabilities in the consolidated condensed balance sheet at March 31, 2026 and December 31, 2025, respectively.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	March 31, 2026	December 31, 2025
Raw materials	$112,336	$109,630
Work-in-process	41,184	33,263
Finished goods	212,586	212,651
Total	$366,106	$355,544

Note 8 - Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares.

The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net income	$13,828	$6,036

Basic weighted average shares outstanding	30,588	30,973

Stock-based awards	33	178

Diluted weighted average shares outstanding	30,621	31,151

Net income (per share)
Basic	$0.45	$0.19
Diluted	0.45	0.19

The shares used in the calculation of diluted EPS exclude stock options, stock appreciation rights, restricted stock units, and performance share units to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 4.3 million for the three months ended March 31, 2026 and 3.4 million for the three months ended March 31, 2025.

Note 9 - Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2026 are as follows:

Balance as of December 31, 2025	$807,011

Foreign currency translation	(153)

Balance as of March 31, 2026	$806,858
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	March 31, 2026			December 31, 2025
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$370,017	$(225,850)	$370,068	$(221,904)

Sales representation, marketing and promotional rights	25	149,376	(85,500)	149,376	(84,000)

Developed technology	18	317,904	(68,031)	317,904	(65,281)

Patents and other intangible assets	15	87,546	(58,202)	87,029	(57,685)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,011,387	$(437,583)	$1,010,921	$(428,870)

Customer and distributor relationships, trademarks and tradenames, developed technology and patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Sales representation, marketing and promotional rights represent intangible assets created under our agreement with Musculoskeletal Transplant Foundation.

Amortization expense related to intangible assets which are subject to amortization totaled $8.7 million for both the three months ended March 31, 2026 and 2025, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2026 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2026	$22,025	$4,500	$26,525
2027	30,475	6,000	36,475
2028	33,935	6,000	39,935
2029	33,133	6,000	39,133
2030	34,611	6,000	40,611
2031	36,058	6,000	42,058

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	March 31, 2026	December 31, 2025
Revolving line of credit	$25,000	$—
Term loan, net of deferred debt issuance costs of $190 and $218 in 2026 and 2025, respectively	39,810	39,782
2.250% convertible notes, net of deferred debt issuance costs of $5,010 and $6,073 in 2026 and 2025, respectively	794,990	793,927
Finance leases	1,068	1,233
Total debt	860,868	834,942
Less: Current portion	711	712
Total long-term debt	$860,157	$834,230

Eighth Amended and Restated Senior Credit Agreement

On June 10, 2025, we entered into an eighth amended and restated senior credit agreement consisting of: (a) a $100.0 million term loan facility and (b) a $650.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on June 10, 2030. The term loan was payable in quarterly installments increasing over the term of the facility with the remaining outstanding balance due at maturity. During 2025, we made $60 million in prepayments on the term loan facility resulting in the elimination of such quarterly payments. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at the Term Secured Overnight Financing Rate ("Term SOFR") (3.688% at March 31, 2026) plus an interest rate margin of 1.125% (4.813% at March 31, 2026). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the New York Federal Reserve Bank Rate plus 0.50% or (iii) the one-month Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

There were $40.0 million in borrowings outstanding on the term loan facility as of March 31, 2026. There were $25.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2026. Our available borrowings on the revolving credit facility at March 31, 2026 were $623.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The eighth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The eighth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. It also includes a minimum liquidity covenant that commences 91 days prior to the earliest scheduled maturity date of the Company’s convertible notes. This covenant requires the Company to maintain liquidity of at least $75 million plus the aggregate principal amount of the early maturing debt so long as the aggregate principal amount of such early maturing debt exceeds $200 million. We were in full compliance with these covenants and restrictions as of March 31, 2026. We are also required, under certain circumstances, to make mandatory prepayments with net cash proceeds from the incurrence of certain additional indebtedness, certain asset sales, or insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights.

2.250% Convertible Notes

On June 6, 2022, we issued $800.0 million aggregate principal amount of 2.250% convertible notes (the "2.250% Notes"). Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. The 2.250% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock, with the principal required to be paid in cash. The 2.250% Notes may be converted at an initial conversion rate of 6.8810 shares of our common stock per $1,000 principal amount of the 2.250% Notes (equivalent to an initial conversion price of approximately $145.33 per share of common stock). Holders of the 2.250% Notes may convert the 2.250% Notes at their option at any time on or after March 15, 2027 through the second scheduled trading day preceding the maturity date. Holders of the 2.250% Notes will also have the right to convert the 2.250% Notes prior to March 15, 2027, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of these proceeds were used to repurchase and extinguish a portion of our then-outstanding 2.625% Convertible Notes (the "2.625% Notes"), pay off our then outstanding balance on our revolving line of credit, pay down of $60.0 million of our then outstanding term loan and partially pay for the In2Bones Global, Inc. acquisition. In addition, approximately $115.6 million of the proceeds were used to pay the cost of certain convertible notes hedge transactions related to the 2.250% Notes.

For the three months ended March 31, 2026 and 2025, we have recorded interest expense on the 2.250% Notes of $4.5 million at the contractual coupon rate of 2.250%.

The estimated fair value of the 2.250% Notes was approximately $776.8 million as of March 31, 2026 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

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

The scheduled maturities of long-term debt outstanding at March 31, 2026 are as follows:

Remaining, 2026	$—
2027	800,000
2028	—
2029	—
2030	65,000
2031	—
The above amounts exclude deferred debt issuance costs and finance leases.

We believe that our existing cash and cash equivalents, cash flows generated from operations, and borrowings available under the eighth amended and restated senior credit agreement will be sufficient to meet our future cash requirements for at least the next twelve months from the filing of this quarterly report on Form 10-Q. We intend to secure incremental financing to fund the maturity of the $800.0 million 2.250% Notes due June 15, 2027. There can be no assurance we will be able to obtain such financing on acceptable terms.

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

Changes in the liability for standard warranties for the three months ended March 31, are as follows:

	2026	2025
Balance as of January 1,	$1,323	$1,445

Provision for warranties	299	96
Claims made	(226)	(151)

Balance as of March 31,	$1,396	$1,390

Costs associated with extended warranty repairs are recorded as incurred and amounted to $1.3 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

Note 12 - Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended March 31,
	2026	2025
Service cost	$123	$164

Interest cost on projected benefit obligation	818	882

Expected return on plan assets	(1,154)	(1,091)

Net amortization and deferral	282	354

Net periodic pension cost	$69	$309

We do not expect to make any pension contributions during 2026. Non-service pension cost/(benefit) was immaterial for the three months ended March 31, 2026 and 2025.

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
Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine and lower extremities instrumentation and implants, small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgical procedures and fees related to sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, clinical insufflation, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales are as follows:

	Three Months Ended March 31,
	2026	2025
Orthopedic surgery	$147,663	$138,290
General surgery	169,383	182,966
Consolidated net sales	$317,046	$321,256

The following table includes significant segment expenses:

	Three Months Ended March 31,
	2026	2025

Net sales	$317,046	$321,256
Cost of sales (a)	133,599	143,504
Salesforce and commission expense	58,217	57,432
Marketing expense	18,114	15,874
Distribution expense	13,255	12,033
General and administrative expense	32,395	32,655
Stock-based compensation expense	5,502	13,863
Amortization expense	7,261	7,172
Non-cash adjustments to fair value of contingent consideration liability	722	3,962
Research and development expense (b)	16,333	12,947
Interest expense	7,060	8,286
Provision for income taxes	4,527	1,636
Other segment items(c)	6,233	5,856
Net income	$13,828	$6,036
(a)Cost of sales in 2026 includes a benefit from the early termination of our distribution agreement with W.L. Gore & Associates, Inc.

(b) Research and development expense includes costs to comply with the European Union's Medical Device Regulations.

(c)Other segment items consist of (i) consulting fees, legal fees, and other costs related to operational optimization in 2026 and 2025; (ii) cash compensation costs related to advisory services provided by our former Chief Financial Officer and Chief Executive Officer in 2026 and 2025, respectively; (iii) a gain from the sale of certain assets related to gastroenterology products in 2026; (iv) third party services pertaining to review of potential issues with certain royalty payments to surgeons involved in design teams in 2025; and (v) gain on the sale of a product line in 2025.

Total assets for the Company's single operating segment are the same as presented on the Company's consolidated balance sheet, which is used to measure segment performance.

Note 14 - Legal Proceedings

In the ordinary course of business, we are involved in various legal actions involving product liability, employment, intellectual property and commercial disputes, stockholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations. We do not expect that the resolution of any pending claims, investigations or reports of alleged misconduct will have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future claims, investigations, or reports of alleged misconduct, or the costs associated with responding to such claims, investigations or reports of alleged misconduct, especially when not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

We record reserves sufficient to cover probable and estimable losses associated with pending claims. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is recorded. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded and actual results may differ from these estimates. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency.

For further description of our legal proceedings, reference is made to Note 13, “Legal Proceedings” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Amounts reported in millions within this Quarterly Report on Form 10-Q are computed based on the amounts in thousands. As a result, the sum of the components may not equal the total amount reported in millions due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

Overview

CONMED Corporation is a medical technology company that provides devices and equipment for surgical procedures. The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, and thoracic surgery.

Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine and lower extremities instrumentation and implants, small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, clinical insufflation, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines as a percentage of consolidated net sales are as follows:

	Three Months Ended March 31,
	2026	2025
Orthopedic surgery	47%	43%
General surgery	53%	57%
Consolidated net sales	100%	100%

A significant amount of our products are used in surgical procedures with approximately 85% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 45% and 43% of our consolidated net sales during the three months ended March 31, 2026 and 2025, respectively.

Business Environment

In recent years, the Company has experienced higher manufacturing and operating costs as well as ongoing supply chain challenges. We continue to monitor our spending and expenses in light of these factors. We engaged a consulting firm during the past year to evaluate and propose improvements in our manufacturing operations. In addition, our results of operations are being impacted by tariffs placed on imported goods to the United States as well as exporting of products to other countries. During the first quarter of 2026, the Supreme Court ruled tariffs paid under the International Emergency Economic Powers Act ("IEEPA") were illegal. We are following the process to submit refund claims for such payments however this requires review and approval from the U.S. Customs and Border Protection agency and therefore we have not recorded any receivables related to these potential refunds at this time. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 for more information.

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

On December 5, 2025, we announced our intent to exit our gastroenterology product lines as part of our portfolio optimization strategy. This included the termination of our distribution agreement with W.L. Gore & Associates, Inc. ("Gore") for the Gore® VIABIL® biliary stent effective January 1, 2026 and the subsequent sale of certain assets related to our gastroenterology product lines during the three months ended March 31, 2026. We subsequently sold the remaining gastroenterology product lines during April 2026.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to goodwill and intangible assets, contingent consideration and our pension benefit obligation.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	42.1	44.7
Gross profit	57.9	55.3
Selling and administrative expense	44.7	46.3
Research and development expense	5.2	4.0
Income from operations	8.0	5.0
Interest expense	2.2	2.6
Income before income taxes	5.8	2.4
Provision for income taxes	1.4	0.5
Net income	4.4%	1.9%

Net Sales

The following table presents net sales by product line for the three months ended March 31, 2026 and 2025:

	Three Months Ended
			% Change
	2026	2025	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$147.7	$138.3	6.8%	-2.3%	4.5%
General surgery	169.3	183.0	-7.4%	-1.1%	-8.5%
Net sales	$317.0	$321.3	-1.3%	-1.6%	-2.9%

Single-use products	$270.0	$276.3	-2.3%	-1.6%	-3.9%
Capital products	47.0	45.0	4.6%	-1.5%	3.1%
Net sales	$317.0	$321.3	-1.3%	-1.6%	-2.9%

Net sales decreased 1.3% in the three months ended March 31, 2026 compared to the same period a year ago due to the exit from many products in the gastroenterology product line during the quarter. Gastroenterology sales were $9.5 million and $25.0 million during the three months ended March 31, 2026 and March 31, 2025, respectively. This decrease was partially offset by sales growth in Orthopedic surgery.

•Orthopedic surgery sales increased 6.8% in the three months ended March 31, 2026, primarily due to growth in our procedure-specific and BioBrace® product offerings.

•General surgery sales decreased 7.4% in the three months ended March 31, 2026 primarily due to the exit from many products in the gastroenterology product line during the quarter.

Cost of Sales

Cost of sales decreased to $133.6 million in the three months ended March 31, 2026 as compared to $143.5 million in the three months ended March 31, 2025. Gross profit margins increased 260 basis points to 57.9% in the three months ended March 31, 2026 as compared to 55.3% in the three months ended March 31, 2025.

The 260 basis point increase in gross profit margins during the three months ended March 31, 2026 was primarily due to a $1.9 million benefit resulting from the termination of our distribution agreement with W.L. Gore & Associates, Inc. for the Gore® VIABIL® biliary stent; the favorable impact of foreign currency exchange rates and product mix. In addition, during the three months ended March 31, 2025 we incurred costs of $3.4 million for the engagement of consultants to evaluate and propose improvements to our supply chain and manufacturing operations.

Selling and Administrative Expense

Selling and administrative expense decreased to $141.7 million in the three months ended March 31, 2026 as compared to $148.8 million in the three months ended March 31, 2025. Selling and administrative expense as a percentage of net sales decreased 160 basis points to 44.7% in the three months ended March 31, 2026 as compared to 46.3% in the three months ended March 31, 2025. The decrease in selling and administrative expense as a percentage of sales for the three months ended March 31, 2026 was primarily driven by:

•$12.2 million of cash and stock-based compensation costs related to advisory services provided by our former Chief Executive Officer in the three months ended March 31, 2025;
•a $3.9 million benefit resulting from the gain on the sale of certain assets related to gastroenterology products; and
•a decrease of $3.2 million in costs related to fair value adjustments to contingent consideration ($0.7 million of expense for the three months ended March 31, 2026 compared to $4.0 million of expense for the three months ended March 31, 2025), see Note 6

The decrease in selling and administrative expense as a percentage of sales was partially offset by $7.5 million of consulting fees, legal fees and other costs related to operational optimization during three months ended March 31, 2026; $3.3 million of cash and stock-based compensation costs related to advisory services provided by our former Chief Financial Officer in the three months ended March 31, 2026; and increased investment into our key growth drivers.

General and administrative costs and amortization expense in the three months ended March 31, 2026 were in line with the three months ended March 31, 2025 as a percentage of sales.

Research and Development Expense

Research and development expense increased to $16.3 million in the three months ended March 31, 2026 as compared to $12.9 million in the three months ended March 31, 2025. As a percentage of net sales, research and development expense increased 120 basis points to 5.2% in the three months ended March 31, 2026 as compared to 4.0% in the three months ended March 31, 2025. The increase in research and development expense as a percentage of sales was mainly driven by increased investments into our key growth drivers as well as $1.2 million in costs to comply with the European Union's Medical Device Regulations in the three months ended March 31, 2026.

Interest Expense

Interest expense decreased to $7.1 million in the three months ended March 31, 2026 from $8.3 million in the three months ended March 31, 2025. The weighted average interest rates on our borrowings decreased to 2.62% in the three months ended March 31, 2026 as compared to 2.90% in the three months ended March 31, 2025. The decrease in interest expense in the three months ended March 31, 2026 was driven by lower weighted average borrowings outstanding and lower weighted average interest rates during 2026.

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

Income tax expense has been recorded at an effective tax rate of 24.7% for the three months ended March 31, 2026 compared to 21.3% for the three months ended March 31, 2025. The higher effective tax rate for the three months ended March 31, 2026 was primarily the result of a lower discrete benefit from changes in unrecognized tax benefits related to acquired federal research credits recorded in 2026 as compared to the same period for 2025. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2025 under Note 8 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $377.9 million at March 31, 2026.  Net cash provided by operating activities was $13.5 million and $41.5 million in the three months ended March 31, 2026 and March 31, 2025, respectively, generated on net income of $13.8 million and $6.0 million for the three months ended March 31, 2026 and 2025, respectively. Net income in the three months ended March 31, 2026 included a $3.9 million gain on the sale of certain assets related to gastroenterology products. In addition, below is a summary of significant changes in assets and liabilities in the three months ended March 31, 2026:

•An increase in cash flows from accounts receivable due to timing of sales and cash receipts;
•A decrease in cash flows from inventory as we increased inventory to mitigate supply chain challenges;
•An increase in cash flows from accounts payable due to the timing of payments;
•A decrease in cash flows from accrued compensation and benefits as a result of higher incentive compensation payments during the period; and
•A decrease in cash flows from other assets due to the timing of payments on prepaid contracts and increases in field inventory.

Investing cash flows

Net cash provided by investing activities in the three months ended March 31, 2026 increased $7.0 million from the same period a year ago mainly driven by cash proceeds of $7.0 million from the sale of certain assets related to gastroenterology products. Capital expenditures were $2.9 million in the three months ended March 31, 2026 compared to $3.8 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the three months ended March 31, 2026 was $22.6 million compared to net cash used in financing activities of $28.4 million during 2025. Below is a summary of the significant financing activities impacting the change during the three months ended March 31, 2026 compared to 2025:

•During the three months ended March 31, 2026, we paid $37.0 million for repurchases of common stock.
•During the three months ended March 31, 2026, we had $25.0 million in net borrowings on our revolving line of credit and we did not have any net borrowings during the three months ended March 31, 2025.
•During the three months ended March 31, 2026, we paid $11.4 million in contingent consideration related to the Biorez acquisition compared to $7.2 million related to the Biorez acquisition in the same period a year ago.
•During the three months ended March 31, 2025, we repaid $14.6 million on our term loan.
•During the three months ended March 31, 2025, we paid $6.2 million in dividends.

Other Liquidity Matters

Our cash balances and cash flows generated from operations may be used to fund strategic investments, business acquisitions, including contingent consideration payments, working capital needs, research and development, common stock repurchases and payments of dividends to our shareholders. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our eighth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures, and common stock repurchases in the foreseeable future. In addition, management believes we could access capital markets, as necessary, to fund future business acquisitions.

We are also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We continue to monitor our spending and expenses in light of these factors. However, we may need to take further steps to reduce our costs, or to refinance our debt. See “Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion.

There were $40.0 million in borrowings outstanding on the term loan facility as of March 31, 2026. There were $25.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2026. Our available borrowings on the revolving credit facility at March 31, 2026 were $623.4 million with approximately $1.6 million of the facility set aside for outstanding letters of credit.

The eighth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The eighth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. It also includes a minimum liquidity covenant that commences 91 days prior to the earliest scheduled maturity date of the Company’s convertible notes. This covenant requires the Company to maintain liquidity of at least $75 million plus the aggregate principal amount of the early maturing debt so long as the aggregate principal amount of such early maturing debt exceeds $200 million. We were in full compliance with these covenants and restrictions as of March 31, 2026. We are also required, under certain circumstances, to make mandatory prepayments with net cash proceeds from the incurrence of certain additional indebtedness, certain asset sales, or insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights.

On June 6, 2022, we issued $800.0 million aggregate principal amount of 2.250% Convertible Notes due 2027 (the "2.250% Notes"). Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. We intend to secure incremental financing to fund the maturity of the 2.250% Convertible Notes. There can be no assurance we will be able to obtain such financing on acceptable terms. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital.

See Note 10 for further information on our financing agreements and outstanding debt obligations.

Our Board of Directors has authorized a $150.0 million share repurchase program. Through March 31, 2026, we repurchased a total of 0.9 million shares of common stock aggregating $37.4 million under this program. The program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend, modify or discontinue the program at any time. The Company expects to repurchase at least $25.0 million in shares annually with $61.8 million planned for 2026. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility. With the authorization of the share repurchase program, we have suspended our dividend payments and the Board of Directors will consider whether to declare dividends and the amount of such dividends from time to time in the future.

New Accounting Pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2026.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table provides information on the Company's common stock repurchases during the first quarter of 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1, 2026 to January 31, 2026	—	$—	—	$150,000,000
February 1, 2026 to February 28, 2026	814,487	$43.47	814,487	$114,597,069
March 1, 2026 to March 31, 2026	43,104	$46.03	43,104	$112,612,890
Total	857,591	$43.60	857,591

(1) Average price paid per share includes cash paid for commissions and excise tax.
(2) In October 2025, our Board of Directors authorized a $150.0 million share repurchase program with no expiration.

Item 5.  Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory

On April 29, 2026, Mr. Andrew Moller, Vice President, Corporate Controller and interim Principal Financial Officer of CONMED Corporation (the “Company”) notified the Company that he will depart the Company effective May 31, 2026 to pursue an opportunity with another company.

    Mr. Moller’s departure did not arise from any disagreement on any matter relating to the operations, policies, financial results or accounting practices of the Company.

If the Company has not appointed a Chief Financial Officer on or before June 1, 2026, then Mr. Patrick J. Beyer, the Company’s President and Chief Executive Officer has been appointed the Company’s interim Principal Financial Officer following Mr. Moller’s departure and will serve until the Company appoints a new Chief Financial Officer.

Biographical information about Mr. Beyer is contained in the Company’s proxy statement for its 2026 annual meeting of stockholders filed with the Securities and Exchange Commission on April 7, 2026.

There are no arrangements or understandings with any other person pursuant to which Mr. Beyer was appointed interim Principal Financial Officer. He also has no family relationships with any director, executive officer or any person nominated or chosen by the Company to become a director or executive officer of the Company. Additionally, there are no related party transactions involving Mr. Beyer or any member of his immediate family required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Rule 10b5-1 Director and Officer Trading Arrangements

On February 5, 2026, Matthew Schabacker, Vice President and General Manager, U.S. Advanced Surgical, adopted a trading plan with respect to 19,005 stock options and 2,945 performance stock units granted to Mr. Schabacker as equity compensation (the "Schabacker Plan"). The Schabacker Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c), under the Securities Exchange Act of 1934, and terminates on July 31, 2028.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

10.1*	Form of Stock Option Award Agreement

10.2*	Form of Restricted Stock Unit Award Agreement

10.3*	Form of Performance Stock Unit Award Agreement

31.1*	Certification of Patrick J. Beyer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Andrew Moller pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Patrick J. Beyer and Andrew Moller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page - Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Andrew Moller
Andrew Moller
Interim Principal Financial Officer VP, Corporate Controller

Date:
April 30, 2026