Form 10-Q
period 2026-06-30
CONMED Corp
filed 2026-07-29
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2026	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 27, 2026 is 29,951,248 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$343,488	$342,345	$660,534	$663,600

Cost of sales	146,030	154,025	279,629	297,529

Gross profit	197,458	188,320	380,905	366,071

Selling and administrative expense	145,553	136,021	287,252	284,868

Research and development expense	15,500	14,138	31,833	27,084

Operating expenses	161,053	150,159	319,085	311,952

Income from operations	36,405	38,161	61,820	54,119

Interest expense	7,883	7,824	14,943	16,110

Other (income) / expense	(2,825)	418	(2,825)	418

Income before income taxes	31,347	29,919	49,702	37,591

Provision for income taxes	8,276	8,498	12,803	10,134

Net income	$23,071	$21,421	$36,899	$27,457

Comprehensive income	$24,386	$25,835	$39,822	$33,336

Per share data:

Net income
Basic	$0.77	$0.69	$1.22	$0.89
Diluted	0.77	0.69	1.22	0.88

Weighted average common shares
Basic	30,069	30,949	30,315	31,011
Diluted	30,117	31,054	30,357	31,142

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$37,328	$40,817
Accounts receivable, net	239,770	247,830
Inventories	360,179	355,544
Prepaid expenses and other current assets	38,388	28,669
Total current assets	675,665	672,860
Property, plant and equipment, net	110,144	113,331
Goodwill	796,902	807,011
Other intangible assets, net	564,416	582,051
Other assets	153,179	150,496
Total assets	$2,300,306	$2,325,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$177,199	$712
Accounts payable	101,017	93,648
Accrued compensation and benefits	70,417	82,139
Other current liabilities	106,766	138,542
Total current liabilities	455,399	315,041

Long-term debt	657,050	834,230
Deferred income taxes	84,583	79,530
Other long-term liabilities	61,884	63,851
Total liabilities	1,258,916	1,292,652

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2026 and 2025, respectively	313	313
Paid-in capital	513,464	503,200
Retained earnings	625,665	588,766
Accumulated other comprehensive loss	(43,372)	(46,295)
Less: 1,312,367 and 328,097 shares of common stock in treasury, at cost, in 2026 and 2025, respectively	(54,680)	(12,887)
Total shareholders’ equity	1,041,390	1,033,097
Total liabilities and shareholders’ equity	$2,300,306	$2,325,749

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2025	31,299	$313	$503,200	$588,766	$(46,295)	$(12,887)	$1,033,097
Common stock issued under employee plans			(208)			1,233	1,025
Stock-based compensation			5,502				5,502
Repurchases of common stock (a)						(37,387)	(37,387)
Comprehensive income:
Cash flow hedging gain, net					3,061
Pension liability, net					213
Foreign currency translation adjustments					(1,666)
Net income				13,828
Total comprehensive income							15,436
Balance at March 31, 2026	31,299	$313	$508,494	$602,594	$(44,687)	$(49,041)	$1,017,673
Common stock issued under employee plans			(264)			626	362
Stock-based compensation			5,230				5,230
Repurchases of common stock (a)						(6,265)	(6,265)
Settlement of convertible notes hedge transactions			12				12
Settlement of warrants			(8)				(8)
Comprehensive income:
Cash flow hedging gain, net					2,394
Pension liability, net					213
Foreign currency translation adjustments					(1,292)
Net income				23,071
Total comprehensive income							24,386
Balance at June 30, 2026	31,299	$313	$513,464	$625,665	$(43,372)	$(54,680)	$1,041,390
(a) Inclusive of excise taxes

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	31,299	$313	$476,575	$560,277	$(58,857)	$(15,627)	$962,681
Common stock issued under employee plans			(1,340)			1,117	(223)
Stock-based compensation			13,863				13,863
Dividends on common stock ($0.20 per share)				(6,186)			(6,186)
Comprehensive income:
Cash flow hedging loss, net					(3,669)
Pension liability, net					268
Foreign currency translation adjustments					4,866
Net income				6,036
Total comprehensive income							7,501
Balance at March 31, 2025	31,299	$313	$489,098	$560,127	$(57,392)	$(14,510)	$977,636
Common stock issued under employee plans			36			649	685
Stock-based compensation			4,903				4,903
Dividends on common stock ($0.20 per share)				(6,189)			(6,189)
Comprehensive income:
Cash flow hedging loss, net					(6,840)
Pension liability, net					268
Foreign currency translation adjustments					10,986
Net income				21,421
Total comprehensive income							25,835
Balance at June 30, 2025	31,299	$313	$494,037	$575,359	$(52,978)	$(13,861)	$1,002,870
See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$36,899	$27,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,253	8,701
Amortization of deferred debt issuance costs	2,330	2,831
Amortization	29,630	28,123
Stock-based compensation	10,732	18,766
Deferred income taxes	3,683	(975)
Gain on sale of product offerings, net	(1,512)	—
Non-cash adjustments to fair value of contingent consideration liability	610	2,163
(Gain) loss on early extinguishment of debt, net	(4,597)	363
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	7,255	11,147
Inventories	(13,706)	(13,026)
Accounts payable	6,232	(1,614)
Accrued compensation and benefits	(11,706)	930
Other assets	(16,683)	(9,874)
Other liabilities	(6,853)	(4,324)
Net cash provided by operating activities	50,567	70,668

Cash flows from investing activities:
Proceeds from sale of product offerings	21,500	—
Purchases of property, plant and equipment	(5,826)	(9,508)
Other	—	850
Net cash provided by (used in) investing activities	15,674	(8,658)

Cash flows from financing activities:
Payments on term loan	—	(54,821)
Proceeds from term loan	450,000	25,234
Payments on revolving line of credit	(402,000)	(337,432)
Proceeds from revolving line of credit	595,000	341,432
Repurchases of common stock	(43,221)	—
Payments to repurchase convertible notes	(637,176)	—
Payments related to contingent consideration	(28,853)	(14,094)
Payments related to debt issuance costs	(3,547)	(2,897)
Dividends paid on common stock	—	(12,366)
Other, net	1,010	19
Net cash used in financing activities	(68,787)	(54,925)

Effect of exchange rate changes on cash and cash equivalents	(943)	2,391

Net increase (decrease) in cash and cash equivalents	(3,489)	9,476

Cash and cash equivalents at beginning of period	40,817	24,459

Cash and cash equivalents at end of period	$37,328	$33,935

Non-cash financing activities:
Dividends payable	$—	$6,189
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

During the quarter ended March 31, 2026, the Company sold certain assets related to our gastroenterology product offerings for $7.0 million and we recorded a gain of $3.9 million on this asset sale to selling and administrative expense. During the quarter ended June 30, 2026, we recorded an additional gain of $1.9 million to selling and administrative expense.

During the quarter ended June 30, 2026, the Company completed the sale of additional assets related to our gastroenterology product offerings for $14.0 million. This sale was accounted for as a sale of a business which resulted in a $4.4 million loss as further described in Note 9.

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly state the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amount of revenue and expenses during the reporting period. While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of July 29, 2026, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

In November 2024, the FASB issued ASU 2024-03 - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) as clarified by ASU 2025-01. The standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes on an annual and interim basis. Any relevant expense caption presented on the face of the income statement within continuing operations are required to be disaggregated by the following natural expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation, and (4) intangible asset amortization. This ASU can be adopted prospectively or retrospectively and is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We expect this ASU to only impact our disclosures.

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$51,653	$123,732	$175,385	$51,687	$138,925	$190,612
Europe, Middle East & Africa	40,305	35,842	76,147	35,588	32,189	67,777
Asia Pacific	36,561	20,596	57,157	31,736	20,345	52,081
Americas (excluding the United States)	23,796	11,003	34,799	21,723	10,152	31,875
Total sales from contracts with customers	$152,315	$191,173	$343,488	$140,734	$201,611	$342,345

Timing of Revenue Recognition
Goods transferred at a point in time	$139,852	$188,205	$328,057	$129,382	$199,065	$328,447
Services transferred over time	12,463	2,968	15,431	11,352	2,546	13,898
Total sales from contracts with customers	$152,315	$191,173	$343,488	$140,734	$201,611	$342,345

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$107,587	$240,854	$348,441	$104,702	$269,672	$374,374
Europe, Middle East & Africa	78,789	66,495	145,284	70,795	60,658	131,453
Asia Pacific	67,398	31,716	99,114	60,860	34,934	95,794
Americas (excluding the United States)	46,204	21,491	67,695	42,667	19,312	61,979
Total sales from contracts with customers	$299,978	$360,556	$660,534	$279,024	$384,576	$663,600

Timing of Revenue Recognition
Goods transferred at a point in time	$276,636	$354,695	$631,331	$256,930	$379,582	$636,512
Services transferred over time	23,342	5,861	29,203	22,094	4,994	27,088
Total sales from contracts with customers	$299,978	$360,556	$660,534	$279,024	$384,576	$663,600

Contract liability balances related to the sale of extended warranties to customers are as follows:

	June 30, 2026	December 31, 2025

Contract liability	$23,825	$21,967

Revenue recognized during the six months ended June 30, 2026 and June 30, 2025 from amounts included in contract liabilities at the beginning of the periods were $9.4 million and $8.9 million, respectively. There were no material contract assets as of June 30, 2026 and December 31, 2025.

Note 5 - Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$23,071	$21,421	$36,899	$27,457

Other comprehensive income (loss):
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of $766 and $(2,188) for the three months ended June 30, 2026 and 2025, respectively, and $1,746 and $(3,361) for the six months ended June 30, 2026 and 2025, respectively)	2,394	(6,840)	5,456	(10,508)
Pension liability, net of income tax (income tax expense of $68 and $86 for the three months ended June 30, 2026 and 2025, respectively, and $136 and $172 for the six months ended June 30, 2026 and 2025, respectively)	213	268	426	536
Foreign currency translation adjustment	(1,292)	10,986	(2,959)	15,851

Comprehensive income	$24,386	$25,835	$39,822	$33,336

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(905)	$(14,287)	$(31,103)	$(46,295)

Other comprehensive income (loss) before reclassifications, net of tax	5,945	—	(2,959)	2,986
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(646)	563	—	(83)
Income tax	157	(137)	—	20

Net current-period other comprehensive income (loss)	5,456	426	(2,959)	2,923

Balance, June 30, 2026	$4,551	$(13,861)	$(34,062)	$(43,372)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$4,297	$(16,880)	$(46,274)	$(58,857)

Other comprehensive gain (loss) before reclassifications, net of tax	(10,306)	—	15,851	5,545
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(266)	708	—	442
Income tax	64	(172)	—	(108)

Net current-period other comprehensive income (loss)	(10,508)	536	15,851	5,879

Balance, June 30, 2025	$(6,211)	$(16,344)	$(30,423)	$(52,978)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	June 30, 2026	December 31, 2025
Forward exchange contracts	Cash flow hedge	$254,334	$239,588
Forward exchange contracts	Non-designated	64,679	49,459

The remaining time to maturity as of June 30, 2026 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2026	2025	Location of amount reclassified	2026	2025	2026	2025

Foreign exchange contracts	$3,887	$(9,927)	Net Sales	$343,488	$342,345	$(270)	$(693)
			Cost of Sales	146,030	154,025	997	(207)
Pre-tax gain (loss)	$3,887	$(9,927)				$727	$(900)
Tax expense (benefit)	942	(2,406)				176	(218)
Net gain (loss)	$2,945	$(7,521)				$551	$(682)

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Six Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2026	2025	Location of amount reclassified	2026	2025	2026	2025

Foreign exchange contracts	$7,848	$(13,603)	Net Sales	$660,534	$663,600	$(1,270)	$1,158
			Cost of Sales	279,629	297,529	1,916	(892)
Pre-tax gain (loss)	$7,848	$(13,603)				$646	$266
Tax expense (benefit)	1,903	(3,297)				157	64
Net gain (loss)	$5,945	$(10,306)				$489	$202

At June 30, 2026, $3.5 million of net unrealized gain on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net losses from derivative instruments not accounted for as hedges and gains (losses) on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2026	2025	2026	2025

Net loss on currency forward contracts	Selling and administrative expense	$(248)	$(1,291)	$(962)	$(2,080)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$(456)	$432	$(785)	$1,343

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at June 30, 2026 and December 31, 2025:

June 30, 2026	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$6,493	$(1,856)	$4,637
Foreign exchange contracts	Other assets	1,520	(150)	1,370
		$8,013	$(2,006)	$6,007

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	—	(328)	(328)

Total derivatives		$8,013	$(2,334)	$5,679

December 31, 2025	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$4,389	$(5,223)	$(834)
Foreign exchange contracts	Other long-term liabilities	46	(407)	(361)
		$4,435	$(5,630)	$(1,195)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	—	(307)	(307)

Total derivatives		$4,435	$(5,937)	$(1,502)

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2026 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from its acquisitions of In2Bones, Global Inc. ("In2Bones") and Biorez, Inc. ("Biorez") using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. The earn-out period for In2Bones ended on June 30, 2026. The recurring Level 3 fair value measurements of contingent consideration for which the Biorez liability is recorded includes the following significant unobservable inputs as of June 30, 2026:

Unobservable Input	Biorez

Discount rate	12.10%
Revenue volatility	19.79%
Projected year of payment	2026

Adjustments to the fair value of contingent consideration for In2Bones were driven principally by the level of In2Bones revenue resulting in the elimination of the liability upon the completion of the earn-out period at June 30, 2026. Adjustments to the fair value of contingent consideration for Biorez mainly relate to the passage of time. Changes in the fair value of contingent consideration liabilities for the six months ended June 30, 2026 and 2025 are as follows:

	In2Bones		Biorez
	2026	2025	2026	2025
Balance as of January 1,	$2,160	$11,196	$59,248	$61,021

Payments	—	—	(28,853)	(14,094)
Changes in fair value of contingent consideration	(2,160)	(6,193)	2,770	8,356

Balance as of June 30,	$—	$5,003	$33,165	$55,283

Contingent consideration of $33.2 million and $61.4 million is included in other current liabilities in the consolidated condensed balance sheet at June 30, 2026 and December 31, 2025, respectively.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	June 30, 2026	December 31, 2025
Raw materials	$115,580	$109,630
Work-in-process	39,649	33,263
Finished goods	204,950	212,651
Total	$360,179	$355,544

Note 8 - Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares.

The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$23,071	$21,421	$36,899	$27,457

Basic weighted average shares outstanding	30,069	30,949	30,315	31,011

Stock-based awards	48	105	42	131

Diluted weighted average shares outstanding	30,117	31,054	30,357	31,142

Net income (per share)
Basic	$0.77	$0.69	$1.22	$0.89
Diluted	0.77	0.69	1.22	0.88

The shares used in the calculation of diluted EPS exclude stock options, stock appreciation rights, restricted stock units, and performance share units to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 4.5 million and 4.4 million for the three and six months ended June 30, 2026, respectively, and 4.1 million and 3.9 million for the three and six months ended June 30, 2025, respectively.

Note 9 - Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2026 are as follows:

Balance as of December 31, 2025	$807,011

Write-off related to sale of a business	(9,778)

Foreign currency translation	(331)

Balance as of June 30, 2026	$796,902
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

During the quarter ended June 30, 2026, the Company completed the sale of additional assets, which constituted a business, related to the gastroenterology product offerings for $14.0 million. As this transaction was determined to be the sale of a business, we wrote off $9.8 million of goodwill, which resulted in a $4.4 million loss on the sale recorded to selling and administrative expense.

Other intangible assets consist of the following:

	June 30, 2026			December 31, 2025
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$365,103	$(224,933)	$370,068	$(221,904)

Sales representation, marketing and promotional rights	25	149,376	(87,000)	149,376	(84,000)

Developed technology	18	317,904	(70,781)	317,904	(65,281)

Patents and other intangible assets	15	85,153	(56,550)	87,029	(57,685)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,144	—	86,544	—

		$1,003,680	$(439,264)	$1,010,921	$(428,870)

Customer and distributor relationships, trademarks and tradenames, developed technology and patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Sales representation, marketing and promotional rights represent intangible assets created under our agreement with Musculoskeletal Transplant Foundation.

Amortization expense related to intangible assets which are subject to amortization totaled $8.7 million for both the three months ended June 30, 2026 and 2025, and $17.5 million and $17.3 million for the six months ended June 30, 2026 and 2025, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2026 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2026	$14,664	$3,000	$17,664
2027	30,374	6,000	36,374
2028	33,829	6,000	39,829
2029	33,023	6,000	39,023
2030	34,505	6,000	40,505
2031	35,935	6,000	41,935

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	June 30, 2026	December 31, 2025
Revolving line of credit	$193,000	$—
Term A-1 Loan, net of deferred debt issuance costs of $168 and $218 in 2026 and 2025, respectively	39,832	39,782
Term A-2 Loan, net of deferred debt issuance costs of $3,474 in 2026	446,526	—
2.250% convertible notes, net of deferred debt issuance costs of $768 and $6,073 in 2026 and 2025, respectively	153,990	793,927
Finance leases	901	1,233
Total debt	834,249	834,942
Less: Current portion	177,199	712
Total long-term debt	$657,050	$834,230

Eighth Amended and Restated Senior Credit Agreement

On June 10, 2025, we entered into an eighth amended and restated senior credit agreement consisting of: (a) a $100.0 million term loan facility ("Term A-1 Loan") and (b) a $650.0 million revolving credit facility. On May 27, 2026, we entered into the first amendment to the eighth amended and restated senior credit agreement to obtain additional commitments for a senior secured delayed draw term loan facility of $450 million ("Term A-2 Loan"). The revolving credit facility will terminate and the loans outstanding under both term loan facilities will expire on June 10, 2030.

The Term A-1 Loan was payable in quarterly installments increasing over the term of the facility with the remaining outstanding balance due at maturity. During 2025, we made $60 million in prepayments on the Term A-1 Loan facility resulting in the elimination of such quarterly payments. Proceeds from the Term A-1 Loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. On June 12, 2026, we borrowed $450.0 million under the Term A-2 Loan. The Term A-2 Loan is payable in quarterly installments increasing over the term of the facility with the remaining outstanding balance due at maturity. Proceeds from the Term A-2 Loan facility and borrowings under the revolving credit facility were used to repurchase a portion of the 2.250% convertible notes (the "2.250% Notes").

Interest rates are at the Term Secured Overnight Financing Rate (3.688% at June 30, 2026) plus an interest rate margin of 1.125% (4.813% at June 30, 2026) for the Term A-1 Loan and revolving credit facility. For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the New York Federal Reserve Bank Rate plus 0.50% or (iii) the one-month Term SOFR plus 1.00%, plus, in each case, an interest rate margin. For the Term A-2 Loan the interest rate is at the Term Secured Overnight Financing Rate priced at origination (3.625%) plus an interest rate margin of 1.750% (5.375% at June 30, 2026).

There were $40.0 million in borrowings outstanding on the Term A-1 Loan and $450.0 million in borrowings outstanding on the Term A-2 Loan as of June 30, 2026. There were $193.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2026. Our available borrowings on the revolving credit facility at June 30, 2026 were $455.5 million with approximately $1.5 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The eighth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The eighth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2026. We are also required, under certain circumstances, to make mandatory prepayments with net cash proceeds from the incurrence of certain additional indebtedness, certain asset sales, or insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights.

2.250% Convertible Notes

On June 6, 2022, we issued $800.0 million aggregate principal amount of 2.250% convertible notes (the "2.250% Notes"). Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. The 2.250% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock, with the principal required to be paid in cash. The 2.250% Notes may be converted at an initial conversion rate of 6.8810 shares of our common stock per $1,000 principal amount of the 2.250% Notes (equivalent to an initial conversion price of approximately $145.33 per share of common stock). Holders of the 2.250% Notes may convert the 2.250% Notes at their option at any time on or after March 15, 2027 through the second scheduled trading day preceding the maturity date. Holders of the 2.250% Notes will also have the right to convert the 2.250% Notes prior to March 15, 2027, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of these proceeds were used to repurchase a portion of our then-outstanding 2.625% Convertible Notes (the "2.625% Notes"), pay off our then outstanding balance on our revolving line of credit, pay down of $90.0 million of our then outstanding term loan and partially pay for the In2Bones Global, Inc. acquisition. In addition, approximately $115.6 million of the proceeds were used to pay the cost of certain convertible notes hedge transactions related to the 2.250% Notes.

On June 15, 2026, the Company repurchased $645.2 million principal amount of the 2.250% Notes for cash consideration of $637.2 million. During the three and six months ended June 30, 2026, the Company recorded a gain on extinguishment of $8.1 million to other income. We also recorded to other expense a write-off of unamortized debt issuance costs related to the 2.250% Notes of $3.5 million and professional fees of $1.8 million.

For the three months ended June 30, 2026 and 2025, we have recorded interest expense on the 2.250% Notes of $3.9 million and $4.5 million, respectively, and for the six months ended June 30, 2026 and 2025 we have recorded interest expense on the 2.250% Notes of $8.4 million and $9.0 million, respectively, at the contractual coupon rate of 2.250%.

The estimated fair value of the remaining 2.250% Notes was approximately $151.3 million as of June 30, 2026 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

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

In connection with the repurchase of $645.2 million principal amount of the 2.250% Notes, the Company entered into agreements with the option counterparties to terminate a corresponding portion of the hedges and warrants on the 2.250% Notes. The transactions had an immaterial net fair value due to the Company which was recorded as an adjustment to Paid-in

Capital.

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

The scheduled maturities of long-term debt outstanding at June 30, 2026 are as follows:

Remaining, 2026	$11,250
2027	182,883
2028	39,375
2029	45,000
2030	559,250
The above amounts exclude deferred debt issuance costs and finance leases.

We believe that our existing cash and cash equivalents, cash flows generated from operations, and borrowing capacity available under the eighth amended and restated senior credit agreement will be sufficient to meet our future cash requirements for at least the next twelve months from the filing of this quarterly report on Form 10-Q.

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

Changes in the liability for standard warranties for the six months ended June 30, are as follows:

	2026	2025
Balance as of January 1,	$1,323	$1,445

Provision for warranties	593	290
Claims made	(446)	(366)

Balance as of June 30,	$1,470	$1,369

Costs associated with extended warranty repairs are recorded as incurred and amounted to $2.4 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively.

Note 12 - Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$123	$164	$246	$328

Interest cost on projected benefit obligation	818	882	1,636	1,764

Expected return on plan assets	(1,154)	(1,091)	(2,308)	(2,182)

Net amortization and deferral	282	354	564	708

Net periodic pension cost	$69	$309	$138	$618

We do not expect to make any pension contributions during 2026. Non-service pension cost/(benefit) was immaterial for the three and six months ended June 30, 2026 and 2025.

Note 13 - Business Segment
We operate and report our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. The Company derives revenue globally and manages the business on a consolidated basis due to shared infrastructure and resources. Our chief operating decision maker ("CODM"), the President and Chief Executive Officer, evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment, cash flow metrics and allocates resources on a consolidated worldwide basis.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Orthopedic surgery	$152,315	$140,734	$299,978	$279,024
General surgery	191,173	201,611	360,556	384,576
Consolidated net sales	$343,488	$342,345	$660,534	$663,600

The following table includes significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$343,488	$342,345	$660,534	$663,600
Cost of sales(a)	146,030	154,025	279,629	297,529
Salesforce and commission expense	59,150	58,923	117,367	116,355
Marketing expense	19,178	16,992	37,292	32,867
Distribution expense	14,168	13,152	27,423	25,185
General and administrative expense	31,143	33,016	63,537	65,670
Stock-based compensation expense	5,230	4,903	10,732	18,766
Amortization expense	7,237	7,192	14,498	14,364
Non-cash adjustments to fair value of contingent consideration liability	(113)	(1,799)	610	2,163
Research and development expense(b)	15,500	14,138	31,833	27,084
Interest expense	7,883	7,824	14,943	16,110
Other (income)/expense	(2,825)	418	(2,825)	418
Provision for income taxes	8,276	8,498	12,803	10,134
Other segment items(c)	9,560	3,642	15,793	9,498
Net income	$23,071	$21,421	$36,899	$27,457
(a)Cost of sales in 2026 includes a charge for inventory, equipment, and tooling related to the discontinuation of certain products for the three and six months ended June 30, 2026 and a benefit from the early termination of our distribution agreement with W.L. Gore & Associates, Inc for the six months ended June 30, 2026.

(b)Research and development expense includes costs to comply with the European Union's Medical Device Regulations in the three and six months ended June 30, 2026.

(c)Other segment items consist of (i) consulting fees, legal fees, and other costs related to operational optimization in the three and six months ended June 30, 2026 and 2025; (ii) cash compensation costs related to advisory services provided by our former Chief Financial Officer and Chief Executive Officer in the six months ended June 30, 2026 and 2025, respectively; (iii) loss from the sale of additional assets related to the gastroenterology product offerings which was recorded as a sale of a business in the three and six months ended June 30, 2026; (iv) a gain from the sale of certain assets related to gastroenterology products in the three and six months ended June 30, 2026; (v) third party services pertaining to the review of potential issues with certain royalty payments to surgeons involved in design teams in three and six months ended June 30, 2025; and (vi) gain on the sale of a product offering in the six months ended June 30, 2025.

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

For further description of our legal proceedings, reference is made to Note 13, “Legal Proceedings” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Orthopedic surgery	44%	41%	45%	42%
General surgery	56%	59%	55%	58%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 86% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 47% and 44% of our consolidated net sales during the six months ended June 30, 2026 and 2025, respectively.

Business Environment

In recent years, the Company has experienced higher manufacturing and operating costs as well as ongoing supply chain challenges. We continue to monitor our spending and expenses in light of these factors. We engaged a consulting firm during the past year to evaluate and propose improvements in our manufacturing operations. In addition, our results of operations are being impacted by tariffs placed on imported goods to the United States as well as exporting of products to other countries. During the first quarter of 2026, the Supreme Court ruled tariffs paid under the International Emergency Economic Powers Act ("IEEPA") were illegal. We have followed the process to submit refund claims for such payments and as a result received $10.2 million of IEEPA tariff refunds during the second quarter of 2026, of which $8.5 million was recorded in cost of goods sold and the remaining was recorded to inventory. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 for more information.

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

On December 5, 2025, we announced our intent to exit our gastroenterology product offerings as part of our portfolio optimization strategy. This included the termination of our distribution agreement with W.L. Gore & Associates, Inc. ("Gore") for the Gore® VIABIL® biliary stent effective January 1, 2026; the sale of certain assets related to our gastroenterology product offerings during the first quarter of 2026; and the subsequent sale of additional assets related to the gastroenterology product offerings that was recorded as a sale of a business during the second quarter of 2026. In conjunction with the transaction in the second quarter, we entered into a manufacturing and supply agreement where CONMED will continue to manufacture certain gastroenterology products for the buyer for twelve months.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.5	45.0	42.3	44.8
Gross profit	57.5	55.0	57.7	55.2
Selling and administrative expense	42.4	39.7	43.5	42.9
Research and development expense	4.5	4.1	4.8	4.1
Income from operations	10.6	11.1	9.4	8.2
Interest expense	2.3	2.3	2.3	2.4
Other (income) / expense	(0.8)	0.1	(0.4)	0.1
Income before income taxes	9.1	8.7	7.5	5.7
Provision for income taxes	2.4	2.5	1.9	1.5
Net income	6.7%	6.3%	5.6%	4.1%

Net Sales

The following table presents net sales by product line (in millions) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended
			% Change
	2026	2025	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$152.3	$140.7	8.2%	-1.4%	6.8%
General surgery	191.2	201.6	-5.2%	-0.4%	-5.6%
Net sales	$343.5	$342.3	0.3%	-0.8%	-0.5%

Single-use products	$295.1	$297.8	-0.9%	-0.8%	-1.7%
Capital products	48.4	44.5	8.6%	-1.0%	7.6%
Net sales	$343.5	$342.3	0.3%	-0.8%	-0.5%

	Six Months Ended
			% Change
	2026	2025	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$300.0	$279.0	7.5%	-1.8%	5.7%
General surgery	360.5	384.6	-6.2%	-0.8%	-7.0%
Net sales	$660.5	$663.6	-0.5%	-1.2%	-1.7%

Single-use products	$565.1	$574.1	-1.6%	-1.2%	-2.8%
Capital products	95.4	89.5	6.6%	-1.2%	5.4%
Net sales	$660.5	$663.6	-0.5%	-1.2%	-1.7%

Net sales increased 0.3% in the three months ended June 30, 2026 and decreased 0.5% in the six months ended June 30, 2026 compared to the same periods a year ago. During 2026, we exited the gastroenterology product offerings, impacting net sales growth. Gastroenterology sales were $4.7 million, inclusive of $2.7 million from the manufacturing and supply agreement, in the three months ended June 30, 2026, as compared to $25.3 million in the three months ended June 30, 2025. Gastroenterology sales were $14.1 million, inclusive of $2.7 million from the manufacturing and supply agreement, in the six months ended June 30, 2026, as compared to $50.3 million in the six months ended June 30, 2025.

•Orthopedic surgery sales increased 8.2% and 7.5% in the three and six months ended June 30, 2026, respectively, primarily due to growth in our powered surgical instrument, sports medicine, visualization, and BioBrace® product offerings.

•General surgery sales decreased 5.2% and 6.2% in the three and six months ended June 30, 2026 primarily due to the exit from many products related to gastroenterology during the three and six months ended June 30, 2026 partially offset by growth in AirSeal® and smoke evacuation product offerings.

Cost of Sales

Cost of sales decreased to $146.0 million in the three months ended June 30, 2026 as compared to $154.0 million in the three months ended June 30, 2025 and decreased to $279.6 million in the six months ended June 30, 2026 compared to $297.5 million in the six months ended June 30, 2025. Gross profit margins increased 250 basis points to 57.5% in the three months ended June 30, 2026 as compared to 55.0% in the three months ended June 30, 2025. Gross profit margins increased 250 basis points to 57.7% in the six months ended June 30, 2026 compared to 55.2% in the six months ended June 30, 2025.

The 250 basis point increase in gross profit margins during the three months ended June 30, 2026 was primarily impacted by the following:

•an $8.5 million benefit from IEEPA tariff refunds in the three months ended June 30, 2026;
•a $6.9 million charge for inventory, equipment and tooling related to the discontinuation of certain products in the three months ended June 30, 2026;
•a $5.1 million charge for the engagement of consultants to evaluate and propose improvements to our supply chain and manufacturing operations during the three months ended June 30, 2025; and
•favorable foreign exchange rates and product mix.

The 250 basis point increase in gross profit margins during the six months ended June 30, 2026 was primarily impacted by the following:

•an $8.5 million benefit from IEEPA tariff refunds in the six months ended June 30, 2026;
•a $1.9 million benefit resulting from the termination of our distribution agreement with W.L. Gore & Associates, Inc. for the Gore® VIABIL® biliary stent during the six months ended June 30, 2026;
•a $6.9 million charge for inventory, equipment and tooling related to the discontinuation of certain products in the six months ended June 30, 2026;
•an $8.5 million charge for the engagement of consultants to evaluate and propose improvements to our supply chain and manufacturing operations during the six months ended June 30, 2025; and
•favorable foreign exchange rates and product mix.

Selling and Administrative Expense

Selling and administrative expense increased to $145.6 million in the three months ended June 30, 2026 as compared to $136.0 million in the three months ended June 30, 2025 and increased to $287.3 million in the six months ended June 30, 2026 as compared to $284.9 million in the six months ended June 30, 2025. Selling and administrative expense as a percentage of net sales increased 270 basis points to 42.4% in the three months ended June 30, 2026 as compared to 39.7% in the three months ended June 30, 2025 and increased 60 basis points to 43.5% in the six months ended June 30, 2026 compared to 42.9% in the six months ended June 30, 2025.

The increase in selling and administrative expense as a percentage of sales for the three and six months ended June 30, 2026 was primarily driven by:

•a $4.4 million loss on the sale of additional assets related to the gastroenterology product offerings which constituted a business, in the three and six months ended June 30, 2026 as further described in Note 9;
•$3.3 million of cash and stock-based compensation costs related to advisory services provided by our former Chief Financial Officer in the six months ended June 30, 2026;
•an increase of $1.7 million in costs related to fair value adjustments to contingent consideration ($0.1 million of benefit for the three months ended June 30, 2026 compared to $1.8 million of benefit for the three months ended June 30, 2025), see Note 6;
•consulting fees, legal fees and other costs related to operational optimization of $7.1 million and $14.6 million during the three and six months ended June 30, 2026, respectively, compared to $2.5 million and $2.9 million for the three and six months ended June 30, 2025, respectively; and
•increased investment into our key growth drivers.

The increase in selling and administrative expense as a percentage of sales was partially offset by:

•$12.2 million of cash and stock-based compensation costs related to advisory services provided by our former Chief Executive Officer in the six months ended June 30, 2025;
•$1.9 million and $5.9 million of benefit resulting from the gain on the sale of a product offering in the three and six months ended June 30, 2026, respectively; and
•a decrease of $1.6 million in costs related to fair value adjustments to contingent consideration ($0.6 million of expense for the six months ended June 30, 2026 compared to $2.2 million of expense for the six months ended June 30, 2025), see Note 6.

Amortization expense in the three and six months ended June 30, 2026 was in line with the three and six months ended June 30, 2025 as a percentage of sales.

Research and Development Expense

Research and development expense increased to $15.5 million in the three months ended June 30, 2026 as compared to $14.1 million in the three months ended June 30, 2025. As a percentage of net sales, research and development expense increased 40 basis points to 4.5% in the three months ended June 30, 2026 as compared to 4.1% in the three months ended June 30, 2025. The increase in research and development expense as a percentage of sales was mainly driven by $1.1 million in costs to comply with the European Union's Medical Device Regulations as well as increased investments into our key growth drivers in the three months ended June 30, 2026.

Research and development expense increased to $31.8 million in the six months ended June 30, 2026 as compared to $27.1 million in the six months ended June 30, 2025. As a percentage of net sales, research and development expense increased 70 basis points to 4.8% in the six months ended June 30, 2026 compared to 4.1% in the six months ended June 30, 2025. The increase in research and development expense as a percentage of sales was mainly driven by increased investments into our key growth drivers as well as $2.3 million in costs to comply with the European Union's Medical Device Regulations in the six months ended June 30, 2026.

Interest Expense

Interest expense increased to $7.9 million in the three months ended June 30, 2026 from $7.8 million in the three months ended June 30, 2025. The weighted average interest rates on our borrowings increased to 2.84% in the three months ended June 30, 2026 as compared to 2.80% in the three months ended June 30, 2025. The increase in interest expense in the three months ended June 30, 2026 was driven by higher weighted average interest rates offset by lower weighted average borrowings outstanding during the three months ended June 30, 2026.

Interest expense decreased to $14.9 million in the six months ended June 30, 2026 from $16.1 million in the six months ended June 30, 2025. The weighted average interest rates on our borrowings decreased to 2.80% in the six months ended June 30, 2026 as compared to 2.85% in the six months ended June 30, 2025. The change in interest expense in the six months ended June 30, 2026 was driven by lower weighted average borrowings outstanding and lower weighted average interest rates during the six months ended June 30, 2026.

Other (Income) / Expense

During the three and six months ended June 30, 2026, we recorded income of $8.1 million for the difference between the principal value of the 2.250% Notes and the amount paid to repurchase the 2.250% Notes; and expense of $3.5 million related to the write-off of deferred financing fees associated with the repurchase of $645.2 million of the 2.250% Notes and $1.8 million in related professional fees.

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

Income tax expense has been recorded at an effective tax rate of 26.4% for the three months ended June 30, 2026 compared to 28.4% for the three months ended June 30, 2025. Income tax expense has been recorded at an effective tax rate of 25.8% for the six months ended June 30, 2026 compared to 27.0% for the six months ended June 30, 2025. The lower effective tax rate for the three and six months ended June 30, 2026 was primarily the result of lower expenses that were not deductible for tax, including fair value adjustments to contingent consideration, incurred during 2026 as compared to the same periods during 2025. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2025 under Note 8 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $220.3 million at June 30, 2026.  Net cash provided by operating activities was $50.6 million and $70.7 million in the six months ended June 30, 2026 and June 30, 2025, respectively, generated on net income of $36.9 million and $27.5 million for the six months ended June 30, 2026 and 2025, respectively. Net income in the six months ended June 30, 2026 included a $4.6 million gain on extinguishment of the 2.250% Notes as well as a $1.5 million net gain on the sale of certain assets related to gastroenterology products. In addition, below is a summary of significant changes in assets and liabilities in the six months ended June 30, 2026:

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

Investing cash flows

Net cash provided by investing activities in the six months ended June 30, 2026 increased $24.3 million from the same period a year ago mainly driven by cash proceeds of $21.5 million from the sale of assets and a business related to the gastroenterology product offerings. Capital expenditures were $5.8 million in the six months ended June 30, 2026 compared to $9.5 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the six months ended June 30, 2026 was $68.8 million compared to net cash used in financing activities of $54.9 million during 2025. Below is a summary of the significant financing activities impacting the change during the six months ended June 30, 2026 compared to 2025:

•During the six months ended June 30, 2026, we paid $637.2 million to repurchase $645.2 million principal value of our 2.250% Notes.
•During the six months ended June 30, 2026, we had proceeds of $450.0 million in borrowings on the Term A-2 Loan to fund a portion of the 2.250% Notes repurchase.
•During the six months ended June 30, 2026, we had $193.0 million in net borrowings on our revolving line of credit compared to $4.0 million in net borrowings during the six months ended June 30, 2025. The increase in borrowings was mainly to fund a portion of the 2.250% Notes repurchase.
•During the six months ended June 30, 2026, we paid $43.2 million for repurchases of common stock.
•During the six months ended June 30, 2026, we paid $28.9 million in contingent consideration related to the Biorez acquisition compared to $14.1 million related to the Biorez acquisition in the same period a year ago.
•During the six months ended June 30, 2025, we had net payments on our Term A-1 Loan of $29.6 million, inclusive of a $25.2 million impact on both borrowings and repayments between independent counterparties associated with the eighth amended and restated senior credit agreement.
•During the six months ended June 30, 2025, we paid $12.4 million in dividends.

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

There were $40.0 million in borrowings outstanding on the Term A-1 Loan facility as of June 30, 2026. There were $193.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2026. There was $450.0 million in borrowings outstanding under the Term A-2 Loan facility as of June 30, 2026. Our available borrowings on the revolving credit facility at June 30, 2026 were $455.5 million with approximately $1.5 million of the facility set aside for outstanding letters of credit.

The eighth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The eighth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2026. We are also required, under certain circumstances, to make mandatory prepayments with net cash proceeds from the incurrence of certain additional indebtedness, certain asset sales, or insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights.

On June 6, 2022, we issued $800.0 million aggregate principal amount of 2.250% Convertible Notes due 2027 (the "2.250% Notes"). Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. During the quarter ended June 30, 2026, we repurchased $645.2 million principal amount of the 2.250% Notes for cash consideration of $637.2 million. We intend to fund the maturity of the remaining 2.250% Convertible Notes using cash flows from our operations, along with capacity on our revolving credit facility. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital.

See Note 10 for further information on our financing agreements and outstanding debt obligations.

Our Board of Directors has authorized a $150.0 million share repurchase program. Through June 30, 2026, we repurchased a total of 1.0 million shares of common stock aggregating $43.7 million, inclusive of excise tax, under this program. The program calls for shares to be purchased in the open market or in private transactions from time to time. Subject to applicable law, we may suspend, modify or discontinue the program at any time. The Company expects to repurchase at least $25.0 million in shares annually with $61.8 million planned for 2026. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility. With the authorization of the share repurchase program, we have suspended our dividend payments and the Board of Directors will consider whether to declare dividends and the amount of such dividends from time to time in the future.

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

Foreign Currency Risk

There have been no significant changes in our foreign currency risk exposure or in how the exposure is managed during the six months ended June 30, 2026.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk

At June 30, 2026, we had approximately $683.0 million of variable rate debt outstanding under our senior credit agreement. Variable interest rates on our senior credit agreement are determined using a base rate of the Term Secured Overnight Financing rate plus the applicable margin. A change of 1.0% in variable interest rates would increase or decrease quarterly interest expense by $1.7 million based on our outstanding debt as of June 30, 2026.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table provides information on the Company's common stock repurchases during the second quarter of 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
April 1, 2026 to April 30, 2026	59,641	$37.72	59,641	$110,362,962
May 1, 2026 to May 31, 2026	59,024	$36.78	59,024	$108,192,066
June 1, 2026 to June 30, 2026	53,026	$34.79	53,026	$106,347,473
Total	171,691	$36.49	171,691

(1) Average price paid per share and dollar amount of shares purchased under the program includes cash paid for commissions and excise tax.
(2) In October 2025, our Board of Directors authorized a $150.0 million share repurchase program with no expiration.

Item 5.  Other Information

Rule 10b5-1 Director and Officer Trading Arrangements

During the quarter ended June 30, 2026, none of the members of our Board of Directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

31.1*	Certification of Patrick J. Beyer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John E. Gallagher pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Patrick J. Beyer and John E. Gallagher pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page - Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ John E. Gallagher
John E. Gallagher
Executive Vice President, Finance & Chief Financial Officer

Date:
July 29, 2026