Form 10-Q
period 2026-09-30
CONMED Corp
filed 2026-10-28
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
September 30, 2026	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 26, 2026 is 29,803,323 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$335,557	$337,926	$996,090	$1,001,526

Cost of sales	146,409	171,807	426,038	469,336

Gross profit	189,148	166,119	570,052	532,190

Selling and administrative expense	136,416	140,339	423,667	425,207

Research and development expense	15,588	13,901	47,421	40,985

Operating expenses	152,004	154,240	471,088	466,192

Income from operations	37,144	11,879	98,964	65,998

Interest expense	11,135	7,606	26,078	23,716

Other (income) / expense	—	—	(2,825)	418

Income before income taxes	26,009	4,273	75,711	41,864

Provision for income taxes	6,213	1,414	19,016	11,548

Net income	$19,796	$2,859	$56,695	$30,316

Comprehensive income	$18,992	$6,605	$58,814	$39,941

Per share data:

Net income
Basic	$0.66	$0.09	$1.88	$0.98
Diluted	0.66	0.09	1.87	0.97

Weighted average common shares
Basic	29,926	30,955	30,178	31,027
Diluted	30,125	31,050	30,253	31,145

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$47,972	$40,817
Accounts receivable, net	233,913	247,830
Inventories	362,829	355,544
Prepaid expenses and other current assets	37,325	28,669
Total current assets	682,039	672,860
Property, plant and equipment, net	108,768	113,331
Goodwill	796,927	807,011
Other intangible assets, net	556,630	582,051
Other assets	160,098	150,496
Total assets	$2,304,462	$2,325,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$180,109	$712
Accounts payable	98,495	93,648
Accrued compensation and benefits	76,619	82,139
Other current liabilities	103,740	138,542
Total current liabilities	458,963	315,041

Long-term debt	635,757	834,230
Deferred income taxes	88,962	79,530
Other long-term liabilities	60,861	63,851
Total liabilities	1,244,543	1,292,652

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2026 and 2025, respectively	313	313
Paid-in capital	518,448	503,200
Retained earnings	645,461	588,766
Accumulated other comprehensive loss	(44,176)	(46,295)
Less: 1,429,841 and 328,097 shares of common stock in treasury, at cost, in 2026 and 2025, respectively	(60,127)	(12,887)
Total shareholders’ equity	1,059,919	1,033,097
Total liabilities and shareholders’ equity	$2,304,462	$2,325,749

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2025	31,299	$313	$503,200	$588,766	$(46,295)	$(12,887)	$1,033,097
Common stock issued under employee plans			(208)			1,233	1,025
Stock-based compensation			5,502				5,502
Repurchases of common stock (a)						(37,387)	(37,387)
Comprehensive income:
Cash flow hedging gain, net					3,061
Pension liability, net					213
Foreign currency translation adjustments					(1,666)
Net income				13,828
Total comprehensive income							15,436
Balance at March 31, 2026	31,299	$313	$508,494	$602,594	$(44,687)	$(49,041)	$1,017,673
Common stock issued under employee plans			(264)			626	362
Stock-based compensation			5,230				5,230
Repurchases of common stock (a)						(6,265)	(6,265)
Settlement of convertible notes hedge transactions			12				12
Settlement of warrants			(8)				(8)
Comprehensive income:
Cash flow hedging gain, net					2,394
Pension liability, net					213
Foreign currency translation adjustments					(1,292)
Net income				23,071
Total comprehensive income							24,386
Balance at June 30, 2026	31,299	$313	$513,464	$625,665	$(43,372)	$(54,680)	$1,041,390
Common stock issued under employee plans			(927)			817	(110)
Stock-based compensation			5,911				5,911
Repurchases of common stock (a)						(6,264)	(6,264)
Comprehensive income:
Cash flow hedging loss, net					(2,048)
Pension liability, net					213
Foreign currency translation adjustments					1,031
Net income				19,796
Total comprehensive income							18,992
Balance at September 30, 2026	31,299	$313	$518,448	$645,461	$(44,176)	$(60,127)	$1,059,919
(a) Inclusive of excise taxes

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	31,299	$313	$476,575	$560,277	$(58,857)	$(15,627)	$962,681
Common stock issued under employee plans			(1,340)			1,117	(223)
Stock-based compensation			13,863				13,863
Dividends on common stock ($0.20 per share)				(6,186)			(6,186)
Comprehensive income:
Cash flow hedging loss, net					(3,669)
Pension liability, net					268
Foreign currency translation adjustments					4,866
Net income				6,036
Total comprehensive income							7,501
Balance at March 31, 2025	31,299	$313	$489,098	$560,127	$(57,392)	$(14,510)	$977,636
Common stock issued under employee plans			36			649	685
Stock-based compensation			4,903				4,903
Dividends on common stock ($0.20 per share)				(6,189)			(6,189)
Comprehensive income:
Cash flow hedging loss, net					(6,840)
Pension liability, net					268
Foreign currency translation adjustments					10,986
Net income				21,421
Total comprehensive income							25,835
Balance at June 30, 2025	31,299	$313	$494,037	$575,359	$(52,978)	$(13,861)	$1,002,870
Common stock issued under employee plans			50			344	394
Stock-based compensation			4,585				4,585
Dividends on common stock ($0.20 per share)				(6,191)			(6,191)
Comprehensive income:
Cash flow hedging gain, net					3,734
Pension liability, net					268
Foreign currency translation adjustments					(256)
Net income				2,859
Total comprehensive income							6,605
Balance at September 30, 2025	31,299	$313	$498,672	$572,027	$(49,232)	$(13,517)	$1,008,263
See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$56,695	$30,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,234	13,077
Amortization of deferred debt issuance costs	2,940	4,107
Amortization	44,832	42,354
Stock-based compensation	16,643	23,352
Deferred income taxes	8,281	2,711
Gain on sale of product offerings, net	(1,824)	—
Non-cash adjustments to fair value of contingent consideration liability	1,215	3,504
(Gain) loss on early extinguishment of debt, net	(4,597)	363
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	12,977	20,310
Inventories	(15,600)	(15,242)
Accounts payable	3,862	3,863
Accrued compensation and benefits	(5,362)	8,990
Other assets	(29,946)	(12,934)
Other liabilities	(2,372)	(417)
Net cash provided by operating activities	99,978	124,354

Cash flows from investing activities:
Proceeds from sale of product offerings	22,313	—
Purchases of property, plant and equipment	(8,510)	(14,695)
Other	—	850
Net cash provided by (used in) investing activities	13,803	(13,845)

Cash flows from financing activities:
Payments on term loan	(5,625)	(79,821)
Proceeds from term loan	450,000	25,234
Payments on revolving line of credit	(583,000)	(508,432)
Proceeds from revolving line of credit	763,000	508,432
Repurchases of common stock	(49,423)	—
Payments to repurchase convertible notes	(637,176)	—
Payments related to contingent consideration	(40,679)	(22,577)
Payments related to debt issuance costs	(3,562)	(2,897)
Dividends paid on common stock	—	(18,555)
Other, net	721	166
Net cash used in financing activities	(105,744)	(98,450)

Effect of exchange rate changes on cash and cash equivalents	(882)	2,411

Net increase in cash and cash equivalents	7,155	14,470

Cash and cash equivalents at beginning of period	40,817	24,459

Cash and cash equivalents at end of period	$47,972	$38,929

Non-cash financing activities:
Dividends payable	$—	$6,191
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

During the quarter ended March 31, 2026, the Company sold certain assets related to our gastroenterology product offerings for $7.0 million and we recorded a gain of $3.9 million on this asset sale to selling and administrative expense. During the subsequent quarters, we recorded additional gains of $2.2 million to selling and administrative expense.

During the quarter ended June 30, 2026, the Company completed the sale of additional assets related to our gastroenterology product offerings for $14.0 million. This sale was accounted for as a sale of a business which resulted in a $4.4 million loss as further described in Note 9.

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly state the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amount of revenue and expenses during the reporting period. While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 28, 2026, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$51,538	$121,167	$172,705	$52,456	$141,523	$193,979
Europe, Middle East & Africa	35,029	32,590	67,619	30,935	27,746	58,681
Asia Pacific	37,733	22,648	60,381	33,765	20,061	53,826
Americas (excluding the United States)	24,534	10,318	34,852	21,037	10,403	31,440
Total sales from contracts with customers	$148,834	$186,723	$335,557	$138,193	$199,733	$337,926

Timing of Revenue Recognition
Goods transferred at a point in time	$136,521	$185,836	$322,357	$126,763	$197,069	$323,832
Services transferred over time	12,313	887	13,200	11,430	2,664	14,094
Total sales from contracts with customers	$148,834	$186,723	$335,557	$138,193	$199,733	$337,926

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$159,123	$362,022	$521,145	$157,158	$411,195	$568,353
Europe, Middle East & Africa	113,818	99,085	212,903	101,730	88,404	190,134
Asia Pacific	105,131	54,364	159,495	94,624	54,995	149,619
Americas (excluding the United States)	70,738	31,809	102,547	63,704	29,716	93,420
Total sales from contracts with customers	$448,810	$547,280	$996,090	$417,216	$584,310	$1,001,526

Timing of Revenue Recognition
Goods transferred at a point in time	$415,444	$540,532	$955,976	$383,693	$576,651	$960,344
Services transferred over time	33,366	6,748	40,114	33,523	7,659	41,182
Total sales from contracts with customers	$448,810	$547,280	$996,090	$417,216	$584,310	$1,001,526

Contract liability balances related to the sale of extended warranties to customers are as follows:

	September 30, 2026	December 31, 2025

Contract liability	$24,025	$21,967

Revenue recognized during the nine months ended September 30, 2026 and September 30, 2025 from amounts included in contract liabilities at the beginning of the periods were $12.7 million and $12.2 million, respectively. There were no material contract assets as of September 30, 2026 and December 31, 2025.

Note 5 - Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$19,796	$2,859	$56,695	$30,316

Other comprehensive income (loss):
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of $(655) and $1,195 for the three months ended September 30, 2026 and 2025, respectively, and $1,091 and $(2,168) for the nine months ended September 30, 2026 and 2025, respectively)	(2,048)	3,734	3,408	(6,775)
Pension liability, net of income tax (income tax expense of $68 and $86 for the three months ended September 30, 2026 and 2025, respectively, and $206 and $257 for the nine months ended September 30, 2026 and 2025, respectively)	213	268	640	805
Foreign currency translation adjustment	1,031	(256)	(1,929)	15,595

Comprehensive income	$18,992	$6,605	$58,814	$39,941

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(905)	$(14,287)	$(31,103)	$(46,295)

Other comprehensive income (loss) before reclassifications, net of tax	4,680	—	(1,929)	2,751
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,679)	846	—	(833)
Income tax	407	(206)	—	201

Net current-period other comprehensive income (loss)	3,408	640	(1,929)	2,119

Balance, September 30, 2026	$2,503	$(13,647)	$(33,032)	$(44,176)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$4,297	$(16,880)	$(46,274)	$(58,857)

Other comprehensive gain (loss) before reclassifications, net of tax	(6,984)	—	15,595	8,611
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	276	1,062	—	1,338
Income tax	(67)	(257)	—	(324)

Net current-period other comprehensive income (loss)	(6,775)	805	15,595	9,625

Balance, September 30, 2025	$(2,478)	$(16,075)	$(30,679)	$(49,232)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	September 30, 2026	December 31, 2025
Forward exchange contracts	Cash flow hedge	$258,729	$239,588
Forward exchange contracts	Non-designated	67,769	49,459

The remaining time to maturity as of September 30, 2026 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2026	2025	Location of amount reclassified	2026	2025	2026	2025

Foreign exchange contracts	$(1,670)	$4,387	Net Sales	$335,557	$337,926	$(30)	$(653)
			Cost of Sales	146,409	171,807	1,063	112
Pre-tax gain (loss)	$(1,670)	$4,387				$1,033	$(541)
Tax expense (benefit)	(405)	1,063				250	(131)
Net gain (loss)	$(1,265)	$3,324				$783	$(410)

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Nine Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2026	2025	Location of amount reclassified	2026	2025	2026	2025

Foreign exchange contracts	$6,178	$(9,219)	Net Sales	$996,090	$1,001,526	$(1,300)	$505
			Cost of Sales	426,038	469,336	2,979	(781)
Pre-tax gain (loss)	$6,178	$(9,219)				$1,679	$(276)
Tax expense (benefit)	1,498	(2,235)				407	(67)
Net gain (loss)	$4,680	$(6,984)				$1,272	$(209)

At September 30, 2026, $2.2 million of net unrealized gain on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net loss from derivative instruments not accounted for as hedges and gain (loss) on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2026	2025	2026	2025

Net loss on currency forward contracts	Selling and administrative expense	$(1,950)	$(150)	$(2,913)	$(2,230)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$1,243	$(690)	$458	$653

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at September 30, 2026 and December 31, 2025:

September 30, 2026	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$5,053	$(2,188)	$2,865
Foreign exchange contracts	Other assets	891	(454)	437
		$5,944	$(2,642)	$3,302

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	4	(249)	(245)

Total derivatives		$5,948	$(2,891)	$3,057

December 31, 2025	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$4,389	$(5,223)	$(834)
Foreign exchange contracts	Other long-term liabilities	46	(407)	(361)
		$4,435	$(5,630)	$(1,195)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	—	(307)	(307)

Total derivatives		$4,435	$(5,937)	$(1,502)

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2026 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from its acquisitions of In2Bones, Global Inc. ("In2Bones") and Biorez, Inc. ("Biorez") using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration was measured using projected payment dates, discount rates, revenue volatilities and projected revenues. The earn-out periods for In2Bones and Biorez ended on June 30, 2026 and September 30, 2026, respectively.

Adjustments to the fair value of contingent consideration for In2Bones were driven principally by the level of In2Bones revenue resulting in the elimination of the liability upon the completion of the earn-out period at June 30, 2026. Adjustments to the fair value of contingent consideration for Biorez mainly relate to the passage of time. Changes in the fair value of contingent consideration liabilities for the nine months ended September 30, 2026 and 2025 are as follows:

	In2Bones		Biorez
	2026	2025	2026	2025
Balance as of January 1,	$2,160	$11,196	$59,248	$61,021

Payments	—	—	(40,679)	(22,577)
Changes in fair value of contingent consideration	(2,160)	(8,828)	3,375	12,332

Balance as of September 30,	$—	$2,368	$21,944	$50,776

Contingent consideration of $21.9 million and $61.4 million is included in other current liabilities in the consolidated condensed balance sheet at September 30, 2026 and December 31, 2025, respectively.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	September 30, 2026	December 31, 2025
Raw materials	$118,652	$109,630
Work-in-process	38,501	33,263
Finished goods	205,676	212,651
Total	$362,829	$355,544

Note 8 - Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares.

The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$19,796	$2,859	$56,695	$30,316

Basic weighted average shares outstanding	29,926	30,955	30,178	31,027

Stock-based awards	199	95	75	118

Diluted weighted average shares outstanding	30,125	31,050	30,253	31,145

Net income (per share)
Basic	$0.66	$0.09	$1.88	$0.98
Diluted	0.66	0.09	1.87	0.97

The shares used in the calculation of diluted EPS exclude stock options, stock appreciation rights, restricted stock units, and performance share units to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 3.7 million and 4.3 million for the three and nine months ended September 30, 2026, respectively, and 4.0 million and 3.9 million for the three and nine months ended September 30, 2025, respectively.

Note 9 - Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2026 are as follows:

Balance as of December 31, 2025	$807,011

Goodwill allocated to the sale of a business	(9,778)

Foreign currency translation	(306)

Balance as of September 30, 2026	$796,927
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

During the quarter ended June 30, 2026, the Company completed the sale of additional assets, which constituted a business, related to the gastroenterology product offerings for $14.0 million. As this transaction was determined to be the sale of a business, we allocated $9.8 million of goodwill to the business based on its relative fair value, which resulted in a $4.4 million loss on the sale recorded to selling and administrative expense.

Other intangible assets consist of the following:

	September 30, 2026			December 31, 2025
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$365,093	$(228,920)	$370,068	$(221,904)

Sales representation, marketing and promotional rights	25	149,376	(88,500)	149,376	(84,000)

Developed technology	18	317,904	(73,531)	317,904	(65,281)

Patents and other intangible assets	15	86,125	(57,061)	87,029	(57,685)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,144	—	86,544	—

		$1,004,642	$(448,012)	$1,010,921	$(428,870)

Customer and distributor relationships, trademarks and tradenames, developed technology and patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Sales representation, marketing and promotional rights represent intangible assets created under our agreement with Musculoskeletal Transplant Foundation.

Amortization expense related to intangible assets which are subject to amortization totaled $8.8 million and $8.7 million for the three months ended September 30, 2026 and 2025, respectively, and $26.2 million and $26.1 million for the nine months ended September 30, 2026 and 2025, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2026 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2026	$7,472	$1,500	$8,972
2027	30,430	6,000	36,430
2028	33,912	6,000	39,912
2029	33,106	6,000	39,106
2030	34,586	6,000	40,586
2031	36,017	6,000	42,017

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	September 30, 2026	December 31, 2025
Revolving line of credit	$180,000	$—
Term A-1 Loan, net of deferred debt issuance costs of $158 and $218 in 2026 and 2025, respectively	39,842	39,782
Term A-2 Loan, net of deferred debt issuance costs of $3,267 in 2026	441,108	—
2.250% convertible notes, net of deferred debt issuance costs of $576 and $6,073 in 2026 and 2025, respectively	154,182	793,927
Finance leases	734	1,233
Total debt	815,866	834,942
Less: Current portion	180,109	712
Total long-term debt	$635,757	$834,230

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

Interest rates are at the Term Secured Overnight Financing Rate ("SOFR") (3.938% at September 30, 2026) plus an interest rate margin of 1.500% (5.438% at September 30, 2026) for the Term A-1 Loan and revolving credit facility. For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the New York Federal Reserve Bank Rate plus 0.50% or (iii) the one-month Term SOFR plus 1.00%, plus, in each case, an interest rate margin. For the Term A-2 Loan, the interest rate is at an adjusted Term Secured Overnight Financing Rate (3.813%) plus an interest rate margin of 1.750% (5.563% at September 30, 2026).

There were $40.0 million in borrowings outstanding on the Term A-1 Loan and $444.4 million in borrowings outstanding on the Term A-2 Loan as of September 30, 2026. There were $180.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2026. Our available borrowings on the revolving credit facility at September 30, 2026 were $468.5 million with approximately $1.5 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value due to the variable interest rates on our outstanding debt.

The eighth amended and restated senior credit agreement is collateralized by substantially all of our property and assets. The eighth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2026. We are also required, under certain circumstances, to make mandatory prepayments with net cash proceeds from the incurrence of certain additional indebtedness, certain asset sales, or insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights.

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

On June 15, 2026, the Company repurchased $645.2 million principal amount of the 2.250% Notes for cash consideration of $637.2 million. During the nine months ended September 30, 2026, the Company recorded a gain on extinguishment of $8.1 million to other income. We also recorded to other expense a write-off of unamortized debt issuance costs related to the 2.250% Notes of $3.5 million and professional fees of $1.8 million.

For the three months ended September 30, 2026 and 2025, we have recorded interest expense on the 2.250% Notes of $0.9 million and $4.5 million, respectively, and for the nine months ended September 30, 2026 and 2025 we have recorded interest expense on the 2.250% Notes of $9.3 million and $13.5 million, respectively, at the contractual coupon rate of 2.250%.

The estimated fair value of the remaining 2.250% Notes was approximately $151.7 million as of September 30, 2026 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

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

The scheduled maturities of long-term debt outstanding at September 30, 2026 are as follows:

Remaining, 2026	$5,625
2027	182,883
2028	39,375
2029	45,000
2030	546,250
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

Changes in the liability for standard warranties for the nine months ended September 30, are as follows:

	2026	2025
Balance as of January 1,	$1,323	$1,445

Provision for warranties	935	415
Claims made	(692)	(530)

Balance as of September 30,	$1,566	$1,330

Costs associated with extended warranty repairs are recorded as incurred and amounted to $3.6 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 12 - Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$123	$164	$369	$492

Interest cost on projected benefit obligation	818	882	2,454	2,646

Expected return on plan assets	(1,154)	(1,091)	(3,462)	(3,273)

Net amortization and deferral	282	354	846	1,062

Net periodic pension cost	$69	$309	$207	$927

We do not expect to make any pension contributions during 2026. Non-service pension cost/(benefit) was immaterial for the three and nine months ended September 30, 2026 and 2025.

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
Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine and lower extremities instrumentation and implants, small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgical procedures and fees related to sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, clinical insufflation, smoke evacuation devices, a line of patient monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Orthopedic surgery	$148,834	$138,193	$448,810	$417,216
General surgery	186,723	199,733	547,280	584,310
Consolidated net sales	$335,557	$337,926	$996,090	$1,001,526

The following table includes significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$335,557	$337,926	$996,090	$1,001,526
Cost of sales(a)	146,409	171,807	426,038	469,336
Salesforce and commission expense	56,903	59,404	174,268	175,760
Marketing expense	18,859	16,915	56,151	49,782
Distribution expense	13,860	13,085	41,283	38,270
General and administrative expense	30,112	31,941	93,649	97,609
Stock-based compensation expense	5,911	4,585	16,643	23,352
Amortization expense	7,247	7,233	21,745	21,597
Non-cash adjustments to fair value of contingent consideration liability	605	1,341	1,215	3,504
Research and development expense(b)	15,588	13,901	47,421	40,985
Interest expense	11,135	7,606	26,078	23,716
Other (income)/expense	—	—	(2,825)	418
Provision for income taxes	6,213	1,414	19,016	11,548
Other segment items(c)	2,919	5,835	18,713	15,333
Net income	$19,796	$2,859	$56,695	$30,316
(a)Cost of sales in 2026 includes a charge for inventory, equipment, and tooling related to the discontinuation of certain products for the nine months ended September 30, 2026 and a net benefit for the early termination of our distribution agreement with W.L. Gore & Associates, Inc for the nine months ended September 30, 2026. Cost of sales in 2025 includes the write off of inventory, equipment, tooling and patents related to the cancellation of planned new product lines and discontinuation of certain catalog numbers as a result of our operational optimization consultation and internal review for the three and nine months ended September 30, 2025. In addition, the Company incurred costs related to the engagement of a consulting firm to evaluate and propose improvements to our manufacturing operations which are included in cost of sales for the three and nine months ended September 30, 2025.

(b)Research and development expense includes costs to comply with the European Union's Medical Device Regulations in the three and nine months ended September 30, 2026.

(c)Other segment items consist of (i) consulting fees, legal fees, and other costs related to operational optimization in the three and nine months ended September 30, 2026 and 2025; (ii) cash compensation costs related to advisory services provided by our former Chief Financial Officer and Chief Executive

Officer in the nine months ended September 30, 2026 and 2025, respectively; (iii) loss from the sale of additional assets related to the gastroenterology product offerings which was recorded as a sale of a business in the nine months ended September 30, 2026; (iv) a gain from the sale of certain assets related to gastroenterology products in the three and nine months ended September 30, 2026; (v) third party services pertaining to the review of potential issues with certain royalty payments to surgeons involved in design teams in three and nine months ended September 30, 2025; and (vi) gain on the sale of a product offering in the nine months ended September 30, 2025.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the following, among others:

•general economic and business conditions, including, without limitation, a potential economic downturn, supply chain challenges and constraints, including the availability and cost of materials, the effects of inflation, changes in foreign exchange rates and increased interest rates;
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

Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine and lower extremities instrumentation and implants, small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, clinical insufflation, smoke evacuation devices, a line of patient monitoring products as well as electrosurgical generators and related instruments. These product lines as a percentage of consolidated net sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Orthopedic surgery	44%	41%	45%	42%
General surgery	56%	59%	55%	58%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 85% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 48% and 43% of our consolidated net sales during the nine months ended September 30, 2026 and 2025, respectively.

Business Environment

In recent years, the Company has experienced higher manufacturing and operating costs as well as ongoing supply chain challenges. We continue to monitor our spending and expenses in light of these factors. We engaged a consulting firm during the prior year to evaluate and propose improvements in our manufacturing operations. In addition, our results of operations are being impacted by tariffs placed on imported goods to the United States as well as exporting of products to other countries. During the first quarter of 2026, the Supreme Court ruled tariffs paid under the International Emergency Economic Powers Act ("IEEPA") were illegal. We have followed the process to submit refund claims for such payments and as a result received $10.2 million of IEEPA tariff refunds during the quarter ended June 30, 2026, of which $8.5 million was recorded in cost of goods sold and the remaining was recorded to inventory. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 for more information.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.6	50.8	42.8	46.9
Gross profit	56.4	49.2	57.2	53.1
Selling and administrative expense	40.7	41.5	42.5	42.5
Research and development expense	4.6	4.1	4.8	4.1
Income from operations	11.1	3.5	9.9	6.6
Interest expense	3.3	2.3	2.6	2.4
Other (income) / expense	—	—	(0.3)	—
Income before income taxes	7.8	1.3	7.6	4.2
Provision for income taxes	1.9	0.4	1.9	1.2
Net income	5.9%	0.8%	5.7%	3.0%

Net Sales

The following table presents net sales by product line (in millions) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended
			% Change
	2026	2025	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$148.8	$138.2	7.7%	-0.5%	7.2%
General surgery	186.7	199.7	-6.5%	0.1%	-6.4%
Net sales	$335.6	$337.9	-0.7%	-0.1%	-0.8%

Single-use products	$285.7	$289.2	-1.2%	-0.1%	-1.3%
Capital products	49.8	48.7	2.2%	-0.1%	2.1%
Net sales	$335.6	$337.9	-0.7%	-0.1%	-0.8%

	Nine Months Ended
			% Change
	2026	2025	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$448.8	$417.2	7.6%	-1.4%	6.2%
General surgery	547.3	584.3	-6.3%	-0.5%	-6.8%
Net sales	$996.1	$1,001.5	-0.5%	-0.9%	-1.4%

Single-use products	$850.8	$863.2	-1.4%	-0.9%	-2.3%
Capital products	145.2	138.3	5.0%	-0.8%	4.2%
Net sales	$996.1	$1,001.5	-0.5%	-0.9%	-1.4%

Net sales decreased 0.7% in the three months ended September 30, 2026 and decreased 0.5% in the nine months ended September 30, 2026 compared to the same periods a year ago. During 2026, we exited the gastroenterology product offerings, impacting net sales growth. Gastroenterology sales included $1.7 million from the manufacturing and supply agreement in the three months ended September 30, 2026, as compared to total gastroenterology sales of $26.0 million in the three months ended September 30, 2025. Gastroenterology sales were $16.3 million, inclusive of $4.5 million from the manufacturing and supply agreement, in the nine months ended September 30, 2026, as compared to $76.4 million in the nine months ended September 30, 2025.

•Orthopedic surgery sales increased 7.7% in the three months ended September 30, 2026 primarily due to growth in our sports medicine, visualization, and BioBrace® product offerings. Orthopedic surgery sales increased 7.6% in the nine months ended September 30, 2026 primarily due to growth in our sports medicine, powered surgical instruments, visualization, and BioBrace® product offerings.

•General surgery sales decreased 6.5% and 6.3% in the three and nine months ended September 30, 2026 primarily due to the exit from our gastroenterology product offerings which was partially offset by growth in AirSeal®, endomechanical instruments, patient monitoring devices, and smoke evacuation product offerings.

Cost of Sales

Cost of sales decreased to $146.4 million in the three months ended September 30, 2026 as compared to $171.8 million in the three months ended September 30, 2025 and decreased to $426.0 million in the nine months ended September 30, 2026 compared to $469.3 million in the nine months ended September 30, 2025. Gross profit margins increased 720 basis points to 56.4% in the three months ended September 30, 2026 as compared to 49.2% in the three months ended September 30,

2025. Gross profit margins increased 410 basis points to 57.2% in the nine months ended September 30, 2026 as compared to 53.1% in the nine months ended September 30, 2025.

The 720 basis point increase in gross profit margins during the three months ended September 30, 2026 was primarily impacted by the following:

•a $19.7 million write off of inventory, equipment, tooling and patents related to the cancellation of planned new product lines and discontinuation of certain catalog numbers during the three months ended September 30, 2025;
•a $3.7 million charge for the engagement of consultants to evaluate and propose improvements to our supply chain and manufacturing operations during the three months ended September 30, 2025; and
•favorable product mix.

The 410 basis point increase in gross profit margins during the nine months ended September 30, 2026 was primarily impacted by the following:

•a $19.7 million write off of inventory, equipment, tooling and patents related to the cancellation of planned new product lines and discontinuation of certain catalog numbers during the nine months ended September 30, 2025;
•a $12.3 million charge for the engagement of consultants to evaluate and propose improvements to our supply chain and manufacturing operations during the nine months ended September 30, 2025;
•an $8.5 million benefit from IEEPA tariff refunds in the nine months ended September 30, 2026;
•a $1.7 million benefit resulting from the termination of our distribution agreement with W.L. Gore & Associates, Inc. for the Gore® VIABIL® biliary stent during the nine months ended September 30, 2026;
•favorable foreign exchange rates and product mix; and
•a $7.0 million charge for inventory, equipment and tooling related to the discontinuation of certain products in the nine months ended September 30, 2026.

Selling and Administrative Expense

Selling and administrative expense decreased to $136.4 million in the three months ended September 30, 2026 as compared to $140.3 million in the three months ended September 30, 2025 and decreased to $423.7 million in the nine months ended September 30, 2026 as compared to $425.2 million in the nine months ended September 30, 2025. Selling and administrative expense as a percentage of net sales decreased 80 basis points to 40.7% in the three months ended September 30, 2026 as compared to 41.5% in the three months ended September 30, 2025 and was 42.5% in both the nine months ended September 30, 2026 and 2025.

The decrease in selling and administrative expense as a percentage of sales for the three months ended September 30, 2026 was primarily driven by:

•consulting fees, legal fees and other costs related to operational optimization of $3.1 million during the three months ended September 30, 2026 compared to $5.5 million for the three months ended September 30, 2025; and
•decrease of $0.7 million in costs related to fair value adjustments to contingent consideration ($0.6 million of expense for the three months ended September 30, 2026 compared to $1.3 million of expense for the three months ended September 30, 2025), see Note 6.

Selling and administrative expenses as a percentage of sales for the nine months ended September 30, 2026 were consistent with the prior period. The following is a summary of changes in selling and administrative expenses during the nine months ended September 30, 2026 compared to September 30, 2025:

•consulting fees, legal fees and other costs related to operational optimization of $17.7 million during the nine months ended September 30, 2026 compared to $8.5 million for the nine months ended September 30, 2025;
•a $4.4 million loss on the sale of additional assets related to the gastroenterology product offerings which constituted a business, in the nine months ended September 30, 2026 as further described in Note 9;
•$3.3 million of cash and stock-based compensation costs related to advisory services provided by our former Chief Financial Officer in the nine months ended September 30, 2026;
•$12.2 million of cash and stock-based compensation costs related to advisory services provided by our former Chief Executive Officer in the nine months ended September 30, 2025;
•$6.1 million of benefit resulting from the gain on the sale of a product offering in the nine months ended September 30, 2026;
•a decrease of $2.3 million in costs related to fair value adjustments to contingent consideration ($1.2 million of expense for the nine months ended September 30, 2026 compared to $3.5 million of expense for the nine months ended September 30, 2025), see Note 6; and
•increased investment into our key growth drivers during the nine months ended September 30, 2026.

Amortization expense in the three and nine months ended September 30, 2026 was in line with the three and nine months ended September 30, 2025 as a percentage of sales.

Research and Development Expense

Research and development expense increased to $15.6 million in the three months ended September 30, 2026 as compared to $13.9 million in the three months ended September 30, 2025. As a percentage of net sales, research and development expense increased 50 basis points to 4.6% in the three months ended September 30, 2026 as compared to 4.1% in the three months ended September 30, 2025. The increase in research and development expense as a percentage of sales was mainly driven by $1.9 million in costs to comply with the European Union's Medical Device Regulations in the three months ended September 30, 2026.

Research and development expense increased to $47.4 million in the nine months ended September 30, 2026 as compared to $41.0 million in the nine months ended September 30, 2025. As a percentage of net sales, research and development expense increased 70 basis points to 4.8% in the nine months ended September 30, 2026 compared to 4.1% in the nine months ended September 30, 2025. The increase in research and development expense as a percentage of sales was mainly driven by $4.1 million in costs to comply with the European Union's Medical Device Regulations as well as increased investments into our key growth drivers in the nine months ended September 30, 2026.

Interest Expense

Interest expense increased to $11.1 million in the three months ended September 30, 2026 from $7.6 million in the three months ended September 30, 2025 and increased to $26.1 million in the nine months ended September 30, 2026 from $23.7 million in the nine months ended September 30, 2025. The weighted average interest rates on our borrowings increased to 4.86% in the three months ended September 30, 2026 as compared to 2.80% in the three months ended September 30, 2025 and increased to 3.47% in the nine months ended September 30, 2026 as compared to 2.83% in the nine months ended September 30, 2025. The increase in interest expense was driven by higher weighted average interest rates partially offset by lower weighted average borrowings outstanding during 2026. Weighted average interest rates were higher in the three and nine months ended September 30, 2026 compared to the same periods a year ago due to debt refinancing completed during the quarter ended June 30, 2026, as described in Note 10.
Other (Income) / Expense

During the nine months ended September 30, 2026, we recorded income of $8.1 million for the difference between the principal value of the 2.250% Notes and the amount paid to repurchase the 2.250% Notes; and expense of $3.5 million related to the write-off of deferred financing fees associated with the repurchase of $645.2 million of the 2.250% Notes and $1.8 million in related professional fees.

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

Income tax expense has been recorded at an effective tax rate of 23.9% for the three months ended September 30, 2026 compared to 33.1% for the three months ended September 30, 2025. Income tax expense has been recorded at an effective tax rate of 25.1% for the nine months ended September 30, 2026 compared to 27.6% for the nine months ended September 30, 2025. The lower effective tax rate for the three and nine months ended September 30, 2026 was primarily the result of lower expenses that were not deductible for tax, including stock compensation, incurred during 2026 as compared to the same periods during 2025. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2025 under Note 8 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $223.1 million at September 30, 2026.  Net cash provided by operating activities was $100.0 million and $124.4 million in the nine months ended September 30, 2026 and September 30, 2025, respectively, generated on net income of $56.7 million and $30.3 million for the nine months ended September 30, 2026 and 2025, respectively. Net income in the nine months ended September 30, 2026 included a $4.6 million gain on extinguishment of the 2.250% Notes as well as a $1.8 million net gain on the sale of certain assets related to gastroenterology products. In addition, below is a summary of significant changes in assets and liabilities in the nine months ended September 30, 2026:

•An increase in cash flows from accounts receivable due to timing of sales and cash receipts;
•A decrease in cash flows from inventory as we increased inventory to mitigate supply chain challenges;
•A decrease in cash flows from other assets due to increases in field inventory;
•An increase in cash flows from accounts payable due to the timing of payments; and
•A decrease in cash flows from accrued compensation and benefits as a result of higher incentive compensation payments during the period.

Investing cash flows

Net cash provided by investing activities in the nine months ended September 30, 2026 increased $27.6 million from the same period a year ago mainly driven by cash proceeds of $22.3 million from the sale of assets and a business related to the gastroenterology product offerings. Capital expenditures were $8.5 million in the nine months ended September 30, 2026 compared to $14.7 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the nine months ended September 30, 2026 was $105.7 million compared to net cash used in financing activities of $98.5 million during 2025. Below is a summary of the significant financing activities impacting the change during the nine months ended September 30, 2026 compared to 2025:

•During the nine months ended September 30, 2026, we paid $637.2 million to repurchase $645.2 million principal value of our 2.250% Notes.
•During the nine months ended September 30, 2026, we had proceeds of $450.0 million in borrowings on the Term A-2 Loan to fund a portion of the 2.250% Notes repurchase.

•During the nine months ended September 30, 2026, we had $180.0 million in net borrowings on our revolving line of credit compared to no net borrowings during the nine months ended September 30, 2025. The increase in borrowings was mainly to fund a portion of the 2.250% Notes repurchase.
•During the nine months ended September 30, 2026, we paid $49.4 million for repurchases of common stock.
•During the nine months ended September 30, 2026, we paid $40.7 million in contingent consideration related to the Biorez acquisition compared to $22.6 million related to the Biorez acquisition in the same period a year ago.
•During the nine months ended September 30, 2025, we had net payments on our Term A-1 Loan of $54.6 million, inclusive of a $25.2 million impact on both borrowings and repayments between independent counterparties associated with the eighth amended and restated senior credit agreement compared to $5.6 million in repayments on the Term A-2 Loan during the nine months ended September 30, 2026.
•During the nine months ended September 30, 2025, we paid $18.6 million in dividends.

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

We are also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges as well as higher interest rates on variable rate debt. We continue to monitor our spending and expenses in light of these factors. However, we may need to take further steps to reduce our costs, or to refinance our debt. See “Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion.

There were $40.0 million in borrowings outstanding on the Term A-1 Loan facility as of September 30, 2026. There were $180.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2026. There were $444.4 million in borrowings outstanding under the Term A-2 Loan facility as of September 30, 2026. Our available borrowings on the revolving credit facility at September 30, 2026 were $468.5 million with approximately $1.5 million of the facility set aside for outstanding letters of credit.

The eighth amended and restated senior credit agreement is collateralized by substantially all of our property and assets. The eighth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2026. We are also required, under certain circumstances, to make mandatory prepayments with net cash proceeds from the incurrence of certain additional indebtedness, certain asset sales, or insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights.

On June 6, 2022, we issued $800.0 million aggregate principal amount of the 2.250% Notes. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. During the nine months ended September 30, 2026, we repurchased $645.2 million principal amount of the 2.250% Notes for cash consideration of $637.2 million. We intend to fund the maturity of the remaining 2.250% Convertible Notes using cash flows from our operations, along with capacity on our revolving credit facility. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital.

See Note 10 for further information on our financing agreements and outstanding debt obligations.

Our Board of Directors has authorized a $150.0 million share repurchase program. Through September 30, 2026, we repurchased a total of 1.2 million shares of common stock aggregating $49.9 million, inclusive of excise tax, under this program. The program calls for shares to be purchased in the open market or in private transactions from time to time. Subject to applicable law, we may suspend, modify or discontinue the program at any time. The Company expects to repurchase approximately $62 million in 2026. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility. With the authorization of the share repurchase program, we have suspended our dividend payments and the Board of Directors will consider whether to declare dividends and the amount of such dividends from time to time in the future.

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

Foreign Currency Risk

There have been no significant changes in our foreign currency risk exposure or in how the exposure is managed during the nine months ended September 30, 2026.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk

At September 30, 2026, we had approximately $664.4 million of variable rate debt outstanding under our senior credit agreement. Variable interest rates on our senior credit agreement are determined using a base rate of the Term Secured Overnight Financing rate plus the applicable margin. A change of 1.0% in variable interest rates would increase or decrease quarterly interest expense by $1.7 million based on our outstanding debt as of September 30, 2026.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table provides information on the Company's common stock repurchases during the third quarter of 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1, 2026 to July 31, 2026	57,363	$40.70	57,363	$104,012,565
August 1, 2026 to August 31, 2026	43,606	$50.84	43,606	$101,795,583
September 1, 2026 to September 30, 2026	36,074	$47.47	36,074	$100,083,085
Total	137,043	$45.71	137,043

(1) Average price paid per share and dollar amount of shares purchased under the program includes cash paid for commissions and excise tax.
(2) In October 2025, our Board of Directors authorized a $150.0 million share repurchase program with no expiration.

Item 5.  Other Information

Rule 10b5-1 Director and Officer Trading Arrangements

During the quarter ended September 30, 2026, none of the members of our Board of Directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

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
October 28, 2026